Form 10-K
period 2005-12-31
IPSCO INC
filed 2006-03-13
CIK 879933

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19661

IPSCO Inc.

(Exact name of registrant as specified in its charter)

CANADA

(State or other jurisdiction of incorporation or organization)

98-0077354

(I.R.S. Employer Identification No.)

650 Warrenville Road, Suite 500, Lisle, Illinois 60532

Telephone:  (630)-810-4800

(Address and telephone number of principal executive offices)

Securities registered pursuant to section 12(b) of the Act:  Common Shares       Registered On:  NYSE and TSX

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes  ☒  No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         ☐  Yes  ☒  No

The aggregate market value of the common stock held by non-affiliates was approximately $1,673,861,421, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005.

48,073,018 shares of common stock were outstanding at March 6, 2006.

Documents incorporated by reference into this report include Sections of the registrant’s Proxy Statement to be filed on or before April 9, 2006 for the Annual Meeting of Stockholders to be held on May 4, 2006 (Part III). Such portions, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Except for the historical information contained in this report, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “should,” and similar terms and phrases are used to identify forward-looking statements in this report, as well as in the documents incorporated in this report by reference. These forward-looking statements are subject to numerous risks and uncertainties. They are important factors that could cause actual results to differ materially from those in the forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

•                  general economic conditions in North America and globally

•                  domestic and international competitive factors, including the level of steel imports into Canadian and U.S. markets

•                  general industry conditions, including competition and product and raw material prices

•                  changes in supply and demand for steel and our specific steel products

•                  potential replacement products or technology

•                  supply, demand, and pricing for scrap steel and iron, alloys and other raw materials

•                  supply, demand and pricing for electricity and natural gas

•                  fluctuations in other costs, including freight, input and employee costs

•                  availability of scrap, gas, electricity and other critical inputs to our manufacturing processes

•                  availability of transportation for the Company’s products

•                  our ability to properly and efficiently staff our manufacturing facilities

•                  labor organizing activities, labor difficulties or changes to labor laws and regulations

•                  access to capital markets

•                  equipment performance at our manufacturing facilities

•                  unanticipated capital expenditure requirements

•                  fluctuations in interest rates, currencies, and exchange rates

•                  the occurrence of any material lawsuits

•                  trade sanction activities and the enforcement of trade sanction remedies

•                  legislative or regulatory requirements, particularly concerning environmental matters

•                  other risks described under “Risk Factors”

This list is not exhaustive of the factors that may impact our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to any such future results, levels of activity or achievements. Neither we, nor any other person, assume responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update forward-looking statements contained in this report.

PART I

ITEM 1.	BUSINESS

In this Form 10-K, IPSCO Inc. and its subsidiaries, unless otherwise specified, are collectively referred to as “IPSCO” or the “Company”, and unless the context otherwise requires, the terms “we”, “us” or “our” refer to the Company.

General

IPSCO is a North American steel and steel pipe producer with facilities and processing equipment located at 19 sites throughout the United States and Canada. Three of these facilities, the steelworks, produce carbon steel slabs, hot rolled discrete plate and coil. The remaining facilities further process the plate and coil into value-added products, including heat treated and normalized plate, cut-to-length plate and a comprehensive line of tubular products include casing, tubing, large and small diameter line pipe and industrial pipe. IPSCO processes scrap metal at several locations in North America.

IPSCO was incorporated by certificate of incorporation under the laws of Saskatchewan on July 13, 1956 and was continued by articles of continuance under the Canada Business Corporations Act on January 28, 1977. Originally known as Prairie Pipe Manufacturing Co. Ltd., the name of the Company was changed to Interprovincial Steel and Pipe Corporation Ltd. on August 26, 1960. On April 2, 1984, the Company changed its name to IPSCO Inc.

Financial Information About Segments

We operate and report our business as a single business segment. The Company’s operations are managed, and operating results are reviewed, as a consolidated enterprise for purposes such as resource allocation and performance assessment. The Chief Operating Decision Maker (“CODM”) and the Board of Directors currently review profitability for the Company on a consolidated basis. The financial information reviewed by the CODM is presented on a consolidated basis and includes information by product only to the gross margin line. Allocation of selling, general, administrative and other costs is not computed between product groupings. As a result, operating income by product group is not presented in financial data prepared by the Company. The Company believes the information presented in this report meets the requirements for segmented reporting as defined by generally accepted accounting principles.

Description of Business

Operations:

IPSCO owns and operates three steelworks in: Regina, Saskatchewan; Montpelier, Iowa; and Mobile, Alabama. The Regina facility has been in operation since 1956, with the steel mill coming on line in 1961. The Montpelier Steelworks began production in 1997 and the Mobile Steelworks in 2001. These steelworks use electric arc furnace or “mini-mill” technology to convert scrap metal into liquid steel. Alloys are added during processing to create a variety of steel grades. Liquid steel is cast into slabs and subsequently hot rolled, using Steckel mill technology, into either discrete plate or coil. Completion of construction of the two U.S. steelworks added 2.5 million tons of plate and coil processing capacity, increasing our total steelwork’s production capacity to 3.5 million tons per year.

We operate five coil-processing locations, sourced primarily with IPSCO-produced coil, which fabricate cut-to-length products. Cut-to-length products are produced from steel coils of various widths, thicknesses and grades. They are cut to specific lengths to meet customer requirements in pieces ranging from 8 feet to over 60 feet. IPSCO produces a wide range of cut-to-length products in yield strengths as high as 100,000 pounds per square inch, thicknesses of up to ½ inch and widths as great as 96 inches.

Eight pipe facilities, at six locations throughout North America, utilize primarily IPSCO-produced coil to fabricate electric resistance weld (ERW) tubular products that range from 1½ inches up to 24 inches in diameter, as well as spiral formed, double submerged arc welded tubular products greater than 24 inches.

We also operate five auto shredder facilities in Western Canada and a number of small scrap metal processing and auto wrecking yards. These supply a significant portion of the scrap metal requirements of our Regina Steelworks in addition to processing non-ferrous materials that are sold throughout the world.

In the last decade, our workforce has increased by approximately 1,200 employees or 88%. Steel production volumes over the 10-year period increased by 2.4 million tons or nearly 264%. The investment in new facilities and technology in the United States, combined with training of production employees, has allowed us to expand and improve efficiency. We have a high rate of employee retention by providing industry competitive wages, which are supplemented by profit-driven incentives for achieving production, safety, and shipment targets.

Products:

Over the last decade, IPSCO has invested heavily to build modern, highly efficient facilities while continuing to reinvest in existing facilities. Since 1996, over $1 billion has been invested in new steel mill facilities located in the United States. Part of our strategy has been to compete on a low cost basis in a larger geographic area with broader markets. All of our steelworks employ Steckel mill technology, a design that allows us to vary production between coil and discrete plate in response to changing market conditions, optimizing mill performance and lessening commercial risk. Our steelworks can produce discrete plate in thickness from 3/16 to 4½ inches and coil in thickness from 1/10 to ¾ inches. Widths for discrete plate and coil range from 48 inches to 120 inches and 40 inches to 120 inches, respectively. Discrete plate may either be sold directly to customers or further processed for sale at our heat treat facility. Coil may either be sold directly to our customers or further processed for sale at our cut-to-length and tubular facilities. We also have expanded our value-added product lines to include blasted and painted products, as well as quench and temper, and normalized plate products.

We estimate the North American plate market in sizes that IPSCO produces to have been approximately 14 million tons in 2005. The North American production of plate in those same sizes was approximately 12 million tons and IPSCO was the leading producer.

IPSCO is a major supplier in the energy tubular markets and industrial pipe markets in the United States and Canada, shipping 1.1 million tons in 2005. About 80% of our tubular shipments in 2005 were energy related, as classified by casing, tubing, and large and small diameter line pipe. Our primary source of material for tubular production is coil produced by our steelworks. Additional requirements are sourced externally, with approximately 19% of the 1.7 million tons consumed in our pipe and cut-to-length lines purchased from third parties in 2005.

Our energy tubular product line has three major components – oil and gas well casing and tubing, small diameter line pipe and large diameter line pipe. Oil country tubular goods or “OCTG” consist of casing and tubing and are used in the exploration, extraction, and production of oil and natural gas from well sites. Line pipe is used in the gathering, transmission and distribution of extracted oil and natural gas to end-users. IPSCO has developed a strong network of distributors and customers within the North American OCTG market. We estimate the current North American market for OCTG to be 5.5 million tons and IPSCO’s share of this market to be 12%. Major competitors in the North American OCTG market are Maverick Tube Corporation, Lone Star Steel Company, United States Steel Corporation, NS Group Inc., Tenaris, S.A., and a high percentage of imports, primarily from the Far East.

Large diameter pipe is a subset of line pipe, and is distinguished from other line pipe by its greater size. Large diameter pipe is used in transporting oil and gas across long distances. Demand for large diameter pipe is generally driven by either the need to transmit production from newly developed reserves, the need to meet demand greater than current oil and gas delivery system capacity, or replacement needs related to existing large diameter lines.

We produce large diameter pipe at our Regina facility, using our own coil, allowing the Company total control of the production process. Our Western Canadian location provides IPSCO with a freight advantage in the northern part of the continent. In addition, IPSCO is able to compete effectively elsewhere in North America as evidenced by the East Texas Expansion and Cheyenne

Plains projects completed in 2004. Our competitors in the North American large diameter pipe market are Berg Steel Pipe Corporation, Oregon Steel Mills Inc. through Camrose Pipe Company, American Cast Iron Pipe Company, and Stupp Corporation.

Our industrial pipe is produced at various tubular facilities depending on size and shape. Hollow structural product or “HSS” in various sizes and shapes is made at the Geneva, Nebraska; Camanche, Iowa; Red Deer, Alberta; and Regina, Saskatchewan facilities. Standard pipe is produced at various facilities. IPSCO has a small share of the North American industrial pipe market, which is supplied by numerous producers.

As noted, a portion of the coil produced at our steelworks is used at our cut-to-length facilities. Three of our facilities (Houston, St. Paul and Toronto) have temper leveled cut-to-length lines, which produce product with superior flatness, surface quality, higher strength, and other qualities needed in certain manufacturing processes, all without heat treatment.

The following table shows information about the types of products we manufacture and the types of customers we sold to in 2005 and 2004:

	2005 Tons %	2004 Tons %
Products:
Coil & Discrete Plate	53%	52%
Cut-to-length Products	15%	16%
Energy Tubulars	22%	19%
Large Diameter Pipe	4%	5%
Industrial	6%	8%
Customers:
Service Centers & Distributors	38%	41%
Pipe and tube	33%	32%
OEM’s	29%	27%

During 2005, IPSCO had approximately 600 customers purchasing steel and pipe, primarily in the service center, distribution, energy, agricultural equipment, transportation equipment, heavy machinery, and construction industries. Two-thirds of the Company’s sales were made to U.S. customers. IPSCO’s wide assortment of plate product widths, lengths, thicknesses, and grades are used by end customers to manufacture construction and farm equipment, rail cars, barges, ships, storage tanks, bridges, structural poles, wind towers, large diameter pipe, and a host of other products.

Raw Materials:

IPSCO’s major variable costs of steel mill production are steel scrap, alloys, energy, both electricity and natural gas, and hot rolled coil for our pipe mills and coil processing facilities.

Scrap metal is the primary raw material input for mini-mill producers and a secondary input for integrated producers. Scrap prices increased significantly in the second half of 2003. The impact of this increase was absorbed by IPSCO and other steel producers through the end of that year. In January of 2004, most steel producers adopted some form of scrap surcharge mechanism to neutralize the impact on margins due to further increases and volatility in scrap pricing. Early 2005 scrap prices were comparable to the high levels at the end of 2004, but declined rapidly in May and June to levels lower than any point in 2004. By year-end 2005, pricing had increased again to levels approaching those in effect at the end of 2004. In 2005, scrap was approximately 40% of the cost of production in our steelworks.

IPSCO is vertically integrated through General Scrap Partnership, a Canadian scrap metal operation owned by IPSCO, with 14 collection sites, five of which include shredders. We also cultivate strong business relationships with most major scrap yards and brokers.

The addition of alloys is directly related to the production of specialty grade steels, which produce finished products with desired strength, hardness and abrasion characteristics. Use of alloys adds to the cost of production and typically the price of the finished product. The price of alloy inputs rose significantly in 2005. Alloys were approximately 8% of the cost of steel produced in our steel mills in 2004. In 2005, this cost increased to 10% of the cost of production reflecting price increases and product mix. The increase in this cost, with the exception of certain alloys, was not countered by a surcharge, but generally captured through higher prices in the related products.

Electricity and natural gas are also important variable costs for IPSCO, and like all steel producers, IPSCO was impacted in 2005 by steep increases in the cost of energy. Despite these increases, energy costs represent only 10% of our total steel mill product cost.

Electricity is our primary source of energy in the steel making process. Our Regina facility’s electrical contract extends to 2009 and our Mobile facility has a contract through April of 2011. Our Montpelier facility negotiated a 10-year fixed contract in October of 2005, which extends through 2016. All of our contracts establish a fixed rate for our electrical usage subject to inflationary adjustments as well as pricing relating to seasonal and peak periods. Most of our electricity suppliers use some gas turbine based peaking capacity but rely primarily on coal, nuclear or hydro-electricity for delivery. Our pricing covers both firm and interruptible services.

Natural gas is another important input used in steel production. The sharp escalation of natural gas prices was absorbed in the industry’s margins with the sharpest escalation occurring in the second half of the year. North American gas prices were impacted further, although temporarily, by the impact of Hurricane Katrina on energy production in the Gulf Coast region. IPSCO utilizes hedging programs for natural gas covering a four-year period to smooth price volatility. These programs helped mitigate the significant increases in spot prices during 2005. We did not experience any supply shortages, but no assurance can be given on supply availability in the future.

Strategy:

The core effort of our strategy is to clearly differentiate IPSCO from other steel manufacturers by superior execution of a customer-focused commercial strategy, delivery to market, product quality, value added products, technical competence and financial performance. We build a high brand presence in the primary markets we serve in order to support and extend our ability to differentiate “who we are” and “what we do” from others in the marketplace.

We attempt to minimize the volatility in our business and maximize earnings through our low cost platform, flexibility, and ability to move finished production between plate, coil, and different value added processes based on market trends. IPSCO’s strength derives not only from the intrinsic competitive abilities of each of the activities along our value chain, but also from the synergistic combination of our facilities, resulting in better service to our customers, good penetration in competitive markets, and a set of alternatives which provides a strong defense in difficult markets. We are vigilant about maintaining low costs in each of our activities and strive to be among the lowest cost producers in the world.

We operate “steel short”, which means we have more outlets for steel product than steel capacity. We purchase the additional steel needs from third parties. We plan to continue to increase our value-added mix of products without adding a green-field steel making facility. We will continue to secure outlets for products either by close customer collaboration, partnership, joint venture or ownership. These strong connections allow us to manage price fluctuations in broad commodity markets.

IPSCO has the ability to adopt a variety of operating configurations to match market and competitive environments. Our employees are trained to operate within the uncertainties of a highly competitive industry. We devote considerable resources to making sure that employees have the skills and motivation to manage both the individual units and the integrated whole to maximize our competitive and financial performance.

IPSCO’s financial goals derive directly from our operating configuration and practices. We aim not only to achieve high returns relative to the steel industry, but also to moderate the cyclical performance typical of most steel producers. To do so our capital investments are directed toward:

•           differentiating our goods and services to maximize revenue for each unit of output and to limit exposure to the commodity auction

•           keeping our cost among the lowest in North America

•           stabilizing our earnings through a diversity of end markets, creating a buffer for cyclical swings

•           growing the Company, including expanding our value-added product lines

IPSCO has targeted a regional geography – North America – where our focus, differentiation and value chain oriented strategy will have maximum effect. However, we actively seek ways to extend the scope of our ability to compete in, and meet the demands, of our chosen region. Where it enhances our opportunity to grow shareholder returns, we may expand outside North America.

Capital and Strategic Investments:

In 2003, the Company co-ventured with Blastech, Inc., to provide blast and paint processing service for steel plate. Construction of a new blast and paint facility at our Mobile, Alabama steelworks was completed early in 2004 and the facility began operating in February 2004, increasing the value-added product range for our Mobile plate operations. In 2005, capital projects for this co-venture were undertaken relating to efficiencies in material handling which will reduce operating costs and improve responsiveness to customer needs.

In 2005, capital expenditures were $67 million as we increased maintenance capital expenditures to approximately $23 million consistent with our high levels of capacity utilization. Additional expenditures were related to capacity and product line expansion and cost reduction programs. IPSCO continually reviews potential projects that target cost reductions, capacity, or product line expansion, and strategic support. Before approval, these projects must show a return in excess of our risk-adjusted cost of capital. Current expectations for capital spending in 2006 are $150 million reflecting $42 million in maintenance capital and $108 million for discretionary projects all of which exceed our risk-adjusted cost of capital.

In March 2005, IPSCO began the installation of state-of-the-art, high-speed finishing equipment at its tubular facility in Blytheville, Arkansas. The project, which came on line late in the year, increased the facility’s ability to thread and couple OCTG products of 4½ inches or less, allowing greater throughput, productivity, and customer responsiveness.

In April 2005, IPSCO broke ground on a $50 million steel plate Quench, Temper and Normalizing (or “Heat Treat”) facility at the Mobile Steelworks. Despite construction interruptions due to Hurricanes Dennis, Rita, and Katrina, normalizing operations began as originally planned in the fourth quarter of 2005, with the remainder of the project scheduled for completion in early 2006. Heat-treated plate is used in manufacturing applications, such as construction equipment, where strength, hardness and toughness are required. These products provide additional value to current product offerings and will displace commodity grade products in our sales mix. The facility will have a capacity of 170,000 tons of normalized and quench and temper product.

We also announced the expansion of our pipe mill capabilities at our Calgary, Alberta plant. Overall capacity of the Calgary heat-treat facility has been increased by more than 70% annually. The product range improvements will enhance the production of heat-treated casing from the current 4½ to 9⅝ inch diameters to include diameters through 13⅜ inches in high collapse, N, L, P and Q grades, as well as IPSCO proprietary grades. The enhancements also included equipment and process modifications to enable production of heat-treated tubing in smaller diameters through 3½ inches.

Product Development:

IPSCO continually evaluates new ways to add value to our product lines. With focused development from our research personnel and product development engineers based on input from our customer base and sales force, we have expanded our plate product line to include certain niche or specialty steels, which have replaced a portion of our commodity grade products.

We began construction in November 2005 of a modern research unit specifically dedicated to accelerate development of the Company’s capability to produce large diameter pipe suited for frontier climates, as well as high-end grades of plate. Our new Frontier Pipe Research Unit will also be committed to conducting research related to other energy tubular products such as OCTG for frontier environments and other advanced energy sector steel products.

Competitive Conditions in the Business:

Integrated Mills Versus Mini-Mills - There are generally two types of primary steel producers differentiated by the process used to make raw steel. Steel manufacturing by an integrated mill involves the production of liquid steel from iron ore, using coke, lime and oxygen in a blast furnace. In contrast, IPSCO is a mini-mill producer and its steel making facilities in Regina, Montpelier and Mobile use electric arc furnaces to directly melt scrap or scrap substitutes into liquid steel. As a group, mini-mills have historically been characterized by lower costs of production and lower man-hours per ton than integrated mills. This is due, in part, to lower capital costs and lower operating costs. However, as a result of steel industry consolidation and the emergence from bankruptcy of previously inefficient and high cost steelmaking assets, the cost differential between mini-mills and some integrated mills has begun to narrow. During periods of historically high scrap costs, where iron ore costs have not increased at the same rate, such as those experienced in 2004 and 2005, the historical cost differentials between integrated and mini-mill steelmaking are further reduced as scrap is a secondary input for integrated mills and a primary input for mini-mills.

The Company’s product lines must compete against both domestic and offshore supply. The domestic industry has gone through a period of consolidation, which has reduced the supply of plate product manufactured in North America. Pricing levels in North America during 2004 and 2005 were driven primarily by strong end user global demand for steel product and lower domestic supplies than had been available prior to the consolidation. The volume of imported steel varies depending on the level of government control, demand and pricing in other parts of the world relative to North America, and the strength of the U.S. and Canadian dollars. Generally, foreign steel and pipe must be offered at discounts great enough to warrant the additional risks of earlier purchase commitment, longer delivery lead times, and in some cases, the uncertainty of quality.

Plate and Coil - Our hot rolled steel products compete with many North American integrated and mini-mill coil and plate producers. Our major competitors in discrete plate products are Nucor Corporation, the Mittal Steel group of companies, Oregon Steel Mills Inc., and Algoma Steel Inc. A large proportion of our coil production is further processed into cut-to-length plate and pipe, the balance competes against wide coil producers such as Algoma Steel Inc., Mittal Steel and Nucor Steel Tuscaloosa Inc., and to a more limited extent with many North American mills making coil less than 72 inches wide.

Tubular Products – Our tubular products with less than or equal to 16 inches in diameter compete with several North American producers. Our major domestic competitors for energy tubular products are Maverick Tube Corporation, United States Steel Corp, NS Group Inc. and Lone Star Steel Company. Our tubular products in excess of 16 inches in diameter compete with the products of Berg Steel Pipe Corporation, Oregon Steel Mills Inc., Stupp Corporation, American Cast Iron Pipe Company, and United States Steel Corporation. In addition to IPSCO, United States Steel Corporation and Oregon Steel Mills Inc. are the only other large diameter pipe fabricators which have the capability to produce their own coil or plate for input to their pipe making process.

Environmental Compliance:

We are subject to comprehensive and continually evolving environmental regulation of our operations under federal, state, provincial and local laws with respect to air, emissions, discharges to surface and ground water and waste systems, and the handling, generation, storage, transportation, treatment and disposal of hazardous substances. We require federal, state and provincial permits regulating air and water discharges in order to operate our facilities. We believe that our facilities are in compliance with all relevant federal, state and provincial environmental laws.

Given the continual evolution of environmental laws and increased enforcement actions taken by regulators, our environmental capital expenditures, as well as compliance costs, will likely increase in the future and may vary substantially from those currently anticipated. The increased costs of environmental compliance may place North American steel producers at a competitive disadvantage with respect to foreign steel producers, which may not be subject to similar environmental costs.

The United States Environmental Protection Agency (“U.S. EPA”) has proposed an air emission rule relating to air emissions from Electric Arc Furnace (“EAF”) operations. The U.S. EPA regulates major sources of hazardous air emissions under a rule known as Maximum Achievable Control Technology (“MACT”). EAF operations are not major sources of hazardous air pollutants and are therefore not subject to MACT requirements. However, the U.S. EPA has authority to regulate small hazardous emission sources under a set of rules called the Area Source Rules. The main focus of the proposed air emission rule relating to EAF operations has been mercury emissions caused by mercury switches in automotive scrap. It had been expected that this rule would be effective in 2005. U.S. EPA has, however, recognized that the removal of switches from automobiles prior to the shredding process is likely the best method to control EAF mercury emissions. As a result, U.S. EPA has been promoting programs to have switches removed and recycled prior to the time shredded materials are sent to the EAF operations. As a result of the activities by the U.S. EPA, the finalization of the EAF Area Source Rule has been delayed and it is now expected that the final rule will not be effective until 2006. We cannot at this time predict the impact of the final rule on our operations.

In Canada, Environment Canada has been looking to mirror the U.S. EPA rules in developing a mercury switch program. As a result of the length of time it has taken the U.S. EPA to implement a final rule, Environment Canada has attempted to arrange a cost sharing arrangement between the auto manufacturers and the steel industry to remove mercury switches from autos before they are shredded. The negotiation of this type of program is ongoing. Environment Canada does not currently appear to be contemplating regulations that would require the installation of mercury control equipment at the Company’s Regina EAF operations. The programs being contemplated in Canada would not add any material cost in operations or in capital expenditures. General Scrap Partnership was proactive in this area and has been removing mercury switches and properly disposing of them since 2000. Currently our programs have been used by both the U.S. EPA and Environment Canada as examples for others to follow, and we are working with vehicle manufacturers, other steelmakers, vehicle dismantlers and shredders, and the environmental community to create a national program for recovering mercury switches from scrap cars and light trucks before they are shredded for recycling.

In 2006, a new emission standard for Canadian manufacturers covering dioxin emissions from EAF operations will become effective. For new EAF related facilities, the standard will be 100 picograms per normal cubic meter of exhaust gas from the EAF melting operations and the standard will be 150 picograms for existing EAF related facilities. A new bag house to capture EAF particulate emissions was recently constructed at the Regina Steelworks, at a cost of approximately CDN $14 million. In addition to dramatic improvements in the capture and control of particulates, the new baghouse will allow the Regina operations to meet the new source dioxin standard of 100 picograms. The Regina facility will be subject to annual compliance testing. Based on 2005 test data demonstrating compliance with the new dioxin standard, we do not anticipate any further material impact associated with the implementation of this new standard.

With the ratification of the Kyoto Protocol Treaty (the “Treaty”) by the Canadian government, manufacturing operations in Canada have become subject to mandated reductions in emissions of greenhouse gases. The United States has not ratified the Treaty and as a result has not agreed to mandated reduction, but instead has committed to reporting such emissions and also is conducting many voluntary reduction programs. In Canada, as part of the effort to comply with the Treaty, the Canadian government identified a number of industrial sectors that would be required to reduce emissions during the first commitment period ending in 2012. These sectors were classified as “Large Final Emitters”. The steel industry was included in this group. The Company has been actively engaged in negotiations with the Canadian government on implementation of the reductions that will be required within the steel industry. As a result of these negotiations, and the fact that the government has capped the cost of CO2 credits at $15 per ton, we do not currently expect the implementation of the Treaty in Canada to have a material impact on our operations. However, any changes to the program that significantly restrict access to sufficient carbon allocations for the steel melting operations in Regina could impact our ability to expand operations at this facility.

Since the level of enforcement of environmental laws and regulations, or the nature of those laws that may be enacted from time to time are subject to changing social or political pressures, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost of current and future environmental compliance may also place North American producers at a competitive disadvantage with respect to foreign steel producers, which may not be required to undertake equivalent costs in their operations.

Pursuant to the Resource Conservation and Recovery Act, or RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the U.S. EPA and authorized state environmental agencies can require facilities to take corrective action to remediate releases of wastes. RCRA also allows citizens to bring suits against regulated facilities for potential damages and clean up. Our manufacturing operations produce various by-products, some of which, for example, electric arc furnace or EAF dust, are categorized as industrial or hazardous waste under RCRA, requiring special handling for disposal or for the recovery of metallics. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at IPSCO’s facilities, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA”, the U.S. EPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. We have a number of waste handling agreements with various contractors to properly dispose of our electric arc furnace dust and certain other waste products of steelmaking. However, we cannot assure that, even if there has been no fault by us, we may not still be cited for liability as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Clean Air Act, Clean Water Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state, provincial and local laws and regulations implemented by the regulatory agencies, apply to our facilities’ operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steelmaking company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury or property damage.

As of December 31, 2005, we had approximately $3.7 million reserved for environmental liabilities. We believe our liability for these matters was adequately reserved at December 31, 2005.

Our Employees:

IPSCO employs approximately 2,700 employees as of December 31, 2005. The majority of hourly employees at our Canadian facilities are covered by collective bargaining agreements. Expiration dates for the collective bargaining agreements are in 2007 for 148 employees at the Red Deer facility and 2011 for 1,011 employees at the Regina and Calgary facilities. Nineteen workers at one location in the United States are covered by a collective bargaining agreement, which expires in 2007.

Financial Information About Geographic Areas

As noted above, the Company is organized and managed as a single business segment. Sales are allocated to the country in which the third party customer receives the product.

The table below sets out financial information relating to the Company’s geographic areas for the last three fiscal years.

Sales	2005	2004	2003
Canada	$978,898	$825,680	$520,963
United States	2,053,829	1,705,710	837,848
Total	$3,032,727	$2,531,390	$1,358,811
Capital Assets
Canada	$213,621	$216,254	$200,854
United States	842,565	852,335	907,283
Total	$1,056,186	$1,068,589	$1,108,137

Sales information by product group is as follows:

	2005	2004	2003
Steel Mill Products	$1,801,153	$1,573,201	$800,802
Tubular Products	1,231,574	958,189	558,009
Total	$3,032,727	$2,531,390	$1,358,811

Available Information

This report is the Company’s first report made as a domestic U.S. issuer on Form 10-K. Upon listing with the NYSE in 1996, IPSCO was given “Canadian foreign private issuer” status and fulfilled its U.S. Securities and Exchange Commission (“SEC”) reporting obligations using the SEC’s foreign private issuer forms (and, in particular, the SEC’s multijurisdictional disclosure system, or MJDS, Forms 40-F and 6-K). As a result of the increased U.S. resident ownership of IPSCO stock over 2005, along with our substantial investment in building new steel mill facilities in Mobile, Alabama and Montpelier, Iowa and the relocation of the majority of our executive officers to the United States, management has, in good faith, determined that IPSCO is no longer a “foreign private issuer” as that term is defined in Rule 3604 of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Effective January 3, 2006, IPSCO’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, may be accessed, free of charge, through the “Investors Information” section of the Company’s website (www.ipsco.com) as soon as reasonably practicable after the Company electronically files such materials with or furnishes them to the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A	RISK FACTORS RELATED TO OUR INDUSTRY

Our business, financial condition or results of operations could be materially adversely affected by the principal risks and uncertainties described in this section.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve

The price of steel may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects our product mix, production volumes and our sales and earnings. The steel industry has been highly cyclical and many of our products are subject to fluctuations in supply and demand. Highly cyclical industries such as the oil and gas, gas transmission, commercial equipment, rail transportation, and durable goods industries represent significant markets for our Company. Future economic downturns, stagnant economies or currency fluctuations in the United States or globally could decrease the demand for our products or increase the amount of imports of steel into the United States, which would decrease our sales, margins and profitability. We are also particularly sensitive to trends and events, including strikes and labor unrest that may impact these industries. Energy tubular products (excluding large diameter pipe) business is dependent on the demand for and pricing of oil and natural gas, which drives the number of active drilling rigs in both the United States and Canada. The large diameter pipe business is dependent on the existence of large pipeline projects. During times of lower demand from the oil and gas industry, we endeavor to shift steel production from tubular products towards steel mill products or cut-to-length products and vice versa. Prolonged weakness in the oil and gas industry and the existence of fewer large diameter pipe projects in combination with weakened plate demand could adversely affect our operations.

Imports of steel into North America have, in recent years, adversely affected, and may yet again adversely affect, North American steel prices, which would impact the level of our sales, margins and profitability

Excessive imports of steel into North America have in recent years caused, and may again in the future cause downward pressure on North American steel prices and significantly reduce our sales, margins and profitability. North American steel producers compete with many foreign producers. Competition from foreign producers is typically strong when the economies of certain foreign steelmaking countries weaken, and is further intensified during periods when the U.S. dollar strengthens relative to foreign currencies. Economic difficulties in these countries, combined with a reduction in demand for steel produced by these countries tends to encourage greater steel exports to North America at prices lower than the prices otherwise charged by North American producers.

In addition, we believe the downward pressure on, and periodically depressed levels, of North American steel prices over the years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. For example, between 1998 and 2001, when imports of hot rolled and cold rolled products increased dramatically, domestic steel producers, including IPSCO, were adversely affected by unfairly priced or “dumped” imported steel. Even though various actions taken by the U.S. government during 2001, including the enactment of various steel import quotas and tariffs, resulted in an abatement of some steel imports during 2002 and 2003; these measures were only temporary. Many foreign steel manufacturers were granted exemptions from the application of these measures and President Bush, in December 2003, rescinded a substantial part of these measures, the so-called Section 201 tariffs, as a result of a November 10, 2003 World Trade Organization ruling declaring that the tariffs on hot-rolled and cold-rolled finished steel imports violated global trade rules, and as a result of economic and political pressures from foreign governments, including threats of retaliatory tariffs on U.S. exports. Moreover, there are products and countries that were not covered by these measures, and imports of these exempt products or of products from these countries may have an additional adverse effect upon our revenues and income. In any event, when any of these remaining measures expire, or if they are further relaxed or repealed, or if increasingly higher North American steel prices enable foreign steelmakers to export their steel products into North America even with the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on North American steel prices.

The level of imports of OCTG, which has varied significantly over time, affects the domestic market for these goods. High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices, both of which have an adverse impact on our business. The level of imports of oil and gas casing and tubing and line pipe is affected by numerous factors, including: overall world demand for oil and gas casing, tubing and line pipe; domestic and foreign inventory levels of casing, tubing and line pipe; the purchasing pattern of distributors and end users; domestic and foreign trade policy; and the relative value of the U.S. dollar. Many foreign pipe producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. Actions motivated by these factors could increase competition and cause our sales to decrease. Such increased competition could have a material adverse effect on our business, operating results or financial condition. We cannot predict the United States’ or any other government’s future actions regarding import duties or other trade restrictions on imports of oil and gas casing, tubing products, line pipe or other steel products, or the impact of these actions on our sales of oil and gas casing and tubing products or line pipe.

A reduction or slowdown in China’s steel consumption could have a material adverse effect on global steel pricing and could result in increased steel exports into North America

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the significant growth in Chinese steel consumption, which has vastly outpaced that country’s manufacturing capacity to produce its own steel needs. This has resulted in China being a net importer of steel products, as well as a net importer of raw materials and supplies required in the steel manufacturing process. A combination of a slowdown in China’s economic growth rate and its resultant consumption of steel, coupled with its own expansion of steelmaking capacity, could result in a substantial weakening of both domestic and global steel demand and steel pricing. Should Chinese demand weaken, many Asian and European steel producers whose steel output currently fills China’s steel import needs could find their way into the North American market, through increased steel imports, thus causing an erosion of margins and a reduction in pricing.

Excess global capacity in the steel industry and the availability of competitive substitute materials has resulted in intense competition and may continue to exert downward pressure on our pricing

The highly competitive nature of the industry, in part, exerts downward pressure on prices for some of our products. Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of (1) price, (2) quality and (3) the ability to meet our customers’ product needs and delivery schedules. We compete with other mini-mills, which may have cost structures and management cultures more similar to ours than integrated mills. However, we also compete with integrated producers of hot rolled products, many of which are larger and have substantially greater capital resources. As a result of the consolidation in the U.S. and worldwide, steel industry integrated producers have cost structures that are now much more competitive. This has been brought about by the bankruptcies and the resulting emergence of a number of integrated steel producers with lower capital costs, new or renegotiated union work rules and labor costs, the elimination or reduction of health care and pension legacy costs, the introduction of more incentive based compensation, and a more decentralized management structure. Likewise, with their lesser dependence on scrap as a component of their raw material mix, these producers may also from time to time enjoy a raw material cost advantage over the scrap-based mini-mills. The reduction in costs enjoyed by many integrated steel producers further increases the competitive environment in the steel industry and may contribute to future price declines.

In addition, periodic global over-capacity in steel manufacturing or weak demand for steel products has historically had a negative impact on North American steel pricing. Both are likely to recur, and could have a negative impact on our sales, margins and profitability. Over the last decade, periods of weak demand, the construction of new mini-mills, expansion and improved production efficiencies of some integrated mills and substantial expansion of foreign steel capacity have all led to an excess of manufacturing capacity. Increasingly this overcapacity, when combined with periodic high levels of steel imports into North America, often at prices substantially below the exporters’ home market prices exerts downward pressure on domestic steel prices including the prices of our products, and has resulted, at times, in a dramatic reduction, or with many companies the elimination, of gross margins.

In the case of certain product applications, we and other steel manufacturers also compete with manufacturers of other materials, including plastic, aluminum, graphite composites, glass, and concrete.

We may be unable to continue to pass on increases in the cost of scrap and other raw materials to our customers, which would reduce our earnings

If we are unable to continue to pass on higher scrap and other raw material costs to our customers we will be less profitable. We may not be able to adjust our product prices or to continue to impose surcharges, especially in the short-term, to recover the cost increases from scrap and other raw material prices, which have reached historically high levels. Our principal raw material is scrap metal, and prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation.

A combination of a weak U.S. dollar, exceptionally strong Chinese and global demand for scrap, and lower production of domestic scrap due to a weak manufacturing economy and the continued loss of manufacturing to foreign competition have driven scrap offshore at exceptionally high prices, have reduced the available domestic scrap supply, and have caused the price of domestic scrap to soar to historical highs. These high scrap costs, even with the sharply increased pricing for our manufactured steel could erode or eliminate our gross margins. During January 2004, we implemented scrap surcharges keyed to published scrap indices. We have no assurance, however, that this will continue, or that customers will agree to pay ever higher prices for our steel products, sufficient for us to maintain our margins, without resistance or the selection of other suppliers or alternative materials. If this occurs, we may lose customers, we may be unable to pass these higher scrap costs on to our customers, and we may suffer an erosion of our earnings. Moreover, some of our integrated steel producer competitors are not as dependant as we are on scrap as a major part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, even with the higher costs they must currently pay for iron ore, coke, coking coal and other raw materials used in their iron-making processes, may from time to time give them a raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions. We rely upon third parties for our supply of energy resources consumed in the manufacture of our products. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. These market conditions often are affected by political and economic factors beyond our control. Disruptions in the supply of our energy resources could temporarily impair our ability to manufacture our products for our customers. Increases in our energy costs could materially adversely affect our business, results of operations, financial condition and cash flows.

We rely to a substantial extent on outside vendors to supply us with raw materials that are critical to the manufacture of our products. We acquire our primary raw material, steel scrap, from numerous sources throughout North America. Purchase prices and availability of these critical raw materials are subject to volatility. At any given time, we may be unable to obtain an adequate supply of these critical raw materials on a timely basis or on price and other terms acceptable to us.

If our suppliers increase the price of our critical raw materials, we may not have alternative sources of supply. In addition, to the extent that we have quoted prices to our customers and accepted customer orders for our products prior to purchasing necessary raw materials, we may be unable to raise the price of our products to cover all or part of the increased cost of the raw materials. If we are unable to obtain adequate and timely deliveries of our required raw materials, we may be unable to timely manufacture sufficient quantities of our products. This could cause us to lose sales, incur additional costs, delay new product introductions and suffer harm to our reputation.

Fluctuations in inventory levels of oilfield products and service center products could adversely affect our sales

Industry-wide inventory levels of tubular goods for the oil and gas industry can vary significantly from period to period depending on industry cycles. These changes can have a direct adverse effect on the demand for new production of tubular goods when customers draw from existing inventory rather than purchase new products. As a result, our oil and gas casing and tubing sales and results of operations may vary significantly from period to period. Excessive inventories could have a material adverse effect on price levels and the quantity of oil and gas casing and tubing and line pipe products sold by us. In addition, we cannot assure that any excess domestic capacity will be substantially absorbed during periods of increased domestic drilling activity since foreign producers of oil and gas casing and tubing and line pipe may increase their exports to the U.S. market.

In addition, the Company sells significant amounts of plate, coil, cut-to-length, standard pipe, and hollow structural products to service centers. Inventory levels of service centers can vary significantly depending on industry cycles and may have an impact on our sales and results of operations due to excessive inventories.

Fluctuations in the value of the United States dollar relative to other currencies may adversely affect our business

Fluctuations in the value of the U.S. dollar relative to other currencies may adversely affect our business. A strong U.S. dollar makes imported steel less expensive, potentially resulting in more imports of steel products into the United States by our foreign competitors. As a result, our steel products that are made in the United States may become relatively more expensive as compared to imported steel, which in the past has had and in the future could have a negative impact on our sales, revenues, margins and profitability.

Unexpected equipment failures may lead to production curtailments or shutdowns

Interruptions in our production capabilities would inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverage we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

Potential product liability claims relating to the products we manufacture and sell to the oil and gas industry could harm our business

Our oil and gas casing, tubing and line pipe products are sold primarily for use in oil and gas drilling and transmission activities, which are subject to inherent risks, including well failures, line pipe leaks and fires, that could result in death, personal injury, property damage, pollution or loss of production, and potential resultant liabilities of the Company. We warrant our oilfield products to be free of various defects. Actual or claimed defects in our products may give rise to claims against us for losses and expose us to claims for damages. We cannot assure that our insurance will be adequate or available to protect us in the event of a claim or that the coverage will not be canceled or otherwise terminated.

We may face risks associated with the implementation of our growth strategy

As part of our growth strategy, we may expand our existing facilities, build additional plants, acquire other businesses and steel assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

•                  the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources

•                  the difficulty of integrating acquired operations and personnel into our existing business

•                  the potential disruption of our ongoing business and culture

•                  the diversion of resources

•                  the inability of management to maintain uniform standards, controls, procedures and policies

•                  the difficulties of managing the growth of a larger company

•                  the risk of entering markets in which we have limited experience

•                  the risk of becoming involved in labor, commercial or regulatory disputes or litigation related to new enterprise

•                  the risk of contractual or operational liability to our venture participants or to third parties as a result of our participation

•                  the inability to work efficiently with joint venture or strategic alliance partners

•                  the difficulties of terminating joint venture or strategic alliance arrangements.

These transactions might be required for us to remain competitive, but we may not be able to complete any such transactions on favorable terms or obtain financing, if necessary, for such transactions on favorable terms. Future transactions may not improve our competitive position and business prospects as anticipated, and if they do not, our sales and earnings may be significantly reduced.

Environmental regulation imposes substantial costs and limitations on our operations

We are subject to the risk of substantial environmental liability and limitations on our operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous materials and waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with such laws and regulations are an inherent part of our business. Although we are not currently involved in any material remediation activities, it is possible that future conditions may develop, or be discovered that create substantial environmental remediation liabilities and costs. For example, our steelmaking operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by third parties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting and costly than anticipated.

In addition to potential clean up liability, we may become subject to substantial monetary fines and penalties for violation of applicable laws, regulations or administrative conditions. We may also be subject from time to time to legal proceedings brought by private parties or governmental agencies with respect to environmental matters, including matters involving alleged property damage or personal injury.

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide

Our business strategy may require additional substantial capital investment. We require capital for, among other purposes, managing acquired assets, acquiring new equipment, maintaining the condition of our existing equipment, completing future acquisitions and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities is not sufficient to fund capital requirements, we may require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures and acquisitions, sell assets or restructure or refinance our indebtedness.

Our stock price may be volatile and could decline substantially

Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including:

•                  our operating results failing to meet the expectations of securities analysts or investors in any quarter

•                  downward revisions in securities analysts’ estimates

•                  consolidation by other competitors in the industry

•                  material announcements by us or our competitors

•                  market perceptions concerning the steel cycle and our future earnings prospects

•                  public sales of a substantial number of shares of our common stock

•                  governmental regulatory action

•                  adverse changes in general market conditions or economic trends

We may not continue to pay cash dividends in the future

We cannot assure that we will continue to pay cash dividends or if we do, that we will do so at the current rate. We may elect at any time to retain all future earnings for use in the operation of our business and to fund future growth. Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, the availability of a surplus and other factors.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Our manufacturing facilities are located in North America. We believe that our facilities are suitable for our business, adequately insured, properly maintained and equipped with machinery suitable for our operations. Our principal plants and other materially important physical properties, as of December 31, 2005, are summarized in the following table:

Location and Character of Properties	Principal Products	Annual Capacity (tons)

Steelworks:
Mobile, Alabama	Plate and coil	1,250,000
Heat Treat/Normalizing	Plate and coil	170,000
Blast and Paint Processing	Plate	222,000
Montpelier, Iowa	Plate and coil	1,250,000
Regina, Saskatchewan	Plate and coil	1,000,000
Coil Processing:
Houston, Texas(1)	Temper leveled cut-to-length sheet and plate	300,000
St. Paul, Minnesota(2)	Temper leveled cut-to-length sheet and plate	300,000
Toronto, Ontario(3)	Temper leveled cut-to-length sheet and plate	300,000
Regina, Saskatchewan	Cut-to-length sheet and plate	150,000
Surrey, British Columbia	Cut-to-length sheet and plate	150,000
Pipe Mills:
Geneva, Nebraska	Hollow structural sections	120,000
Red Deer, Alberta	Line pipe, casing, standard pipe, and HSS	155,000
Calgary, Alberta	Casing and tubing	300,000
Regina, Saskatchewan
ERW Pipe Mill (2”)	Line pipe, tubing, standard pipe, and HSS	60,000
ERW Pipe Mill (24”)	Line pipe, casing, and standard pipe	300,000
Spiral Mill	Large diameter	300,000
Blytheville, Arkansas	Line pipe, tubing, casing and standard pipe	300,000
Camanche, Iowa	Line pipe, casing, standard pipe, and HSS	250,000

		Acreage
Scrap Processing Facilities(4):
Calgary, Alberta (Leased)	Scrap Facility	12
Edmonton, Alberta (Leased)	Scrap Facility	45
Regina, Saskatchewan (Leased)	Scrap Facility	18
Winnipeg, Manitoba (Leased)	Scrap Facility	29
Saskatoon, Saskatchewan (Leased)	Scrap Facility	159
Minot, North Dakota (Owned)	Scrap Facility	8
Dickinson, North Dakota (Leased)	Scrap Facility	8
Brandon, Manitoba (Owned)	Scrap Facility	180
Thunder Bay, Ontario (Leased)	Scrap Facility	23

(1)  The Houston Temper Mill is operated on real property leased by IPSCO Texas Inc. pursuant to a 180-month lease agreement commencing February 22, 1999, and expiring February 21, 2014. Pursuant to the lease, IPSCO has the option to extend the lease term for two additional terms of five years each, as well as a right of first refusal to purchase the property.

(2)  The St. Paul Temper Mill is operated on real property leased by IPSCO Minnesota Inc. pursuant to a 5-year lease agreement commencing March 1, 2004 and expiring March 31, 2009. Pursuant to the lease agreement, IPSCO has a right of first refusal to purchase the leased property.

(3)  The Toronto Temper Mill is operated on real property leased by IPSCO Saskatchewan Inc. pursuant to a 10-year lease agreement commencing June 1, 1997 and expiring May 31, 2007. IPSCO has exercised its right to renew the noted lease for a further period of 10 years, commencing June 1, 2007.

(4)  The Calgary, Winnipeg, Saskatoon, and Thunder Bay facilities are located on real property owned by Jamel Metals Inc. The Company has an option to purchase these real properties in March 2007. The Edmonton facility is located on two properties – one owned by Altasteel Ltd. and the other owned by Jamel Metals Inc. The Company has an option to purchase the lands owned by Jamel Metals Inc. Altasteel Ltd. has the right to require the Company, upon notice, to purchase the lands from Altasteel Ltd. The Dickinson facility is located on real properties, which are leased on a month-to-month basis.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings:

On December 31, 2005, we reached a favorable settlement arising out of a lawsuit for cost overruns we brought against the construction manager and various contractors who were involved in the construction of the Mobile Steelworks. In July 2005 and November 2005, we were named as defendants in two multi-plaintiff lawsuits filed in the Circuit Court of Mobile County, Alabama and styled Aldridge, et al. v. IPSCO, et. al., CV-05-2474 and Caster et. al. v. IPSCO, et. al., CV-05-4072, respectively. The plaintiffs in both actions allege that, among other things, excessive noise and fumes emanate from the Mobile Steelworks and seek an unspecified amount of damages. The Company is defending both claims. We are also engaged in various lawsuits and matters arising out of the ordinary conduct of our business, including those related to environmental matters. While the ultimate results of such suits or other proceedings against us cannot be predicted with certainty, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common shares of the Company are listed for trading in the United States on the New York Stock Exchange (“NYSE”) and in Canada on the Toronto Stock Exchange (“TSX”) under the symbol “IPS”. The quarterly NYSE trading price ranges of common shares of the Company, reported in U.S. dollars, for the years ended December 31, 2004 and December 31, 2005 are set forth in the table below:

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal 2004
Common stock price per share:
High	$ 19.65	$ 22.60	$ 28.10	$ 49.52
Low	$ 14.30	$ 17.00	$ 21.41	$ 23.86
Fiscal 2005
Common stock price per share:
High	$ 58.75	$ 54.00	$ 72.36	$ 83.60
Low	$ 40.50	$ 41.63	$ 43.06	$ 58.50

The quarterly TSX trading price ranges of common shares of the Company, reported in Canadian dollars, for the years ended December 31, 2004 and December 31, 2005 are set forth in the table below:

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31
Fiscal 2004
Common stock price per share:
High	$ 25.50	$ 30.24	$ 35.75	$ 58.00
Low	$ 18.82	$ 23.50	$ 28.06	$ 29.44
Fiscal 2005
Common stock price per share:
High	$ 71.68	$ 67.20	$ 84.15	$ 97.08
Low	$ 49.00	$ 50.60	$ 52.90	$ 69.16

Holders

As of March 6, 2006, the approximate number of holders of the common shares of the Company is 609. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies.

Dividends

We have paid dividends on our common shares for the last 36 years. IPSCO has a common share dividend policy of maintaining a balance between the distribution of profits to shareholders and the need to retain earnings consistent with capital strength and growth in its business. In the context of this overall policy, IPSCO seeks to create a pattern of stable growth in dividends per common share.

For the first three quarters of 2004, the Company paid quarterly cash dividends of CDN $0.05 per common share. This was increased to CDN $0.10 per common share in December of 2004. In March of 2005, IPSCO paid quarterly dividends of CDN $0.12 per common share. Cash dividends paid in the second and third quarters of 2005 were increased to CDN $0.14 per common share and again increased in December of 2005 to CDN $0.16 per common share.

Dividends paid to shareholders who are U.S. residents would generally be subject to Canadian withholding tax. Under current Canadian tax law, dividends payable by a Canadian corporation to a non-resident are generally subject to Canadian withholding tax at a 25% rate. Under the current tax treaty between Canada and the United States, U.S. residents are eligible for a reduction in this withholding tax to 15% (and to 5% for a shareholder who is the beneficial owner of at least 10% of our voting stock). As a result, under current tax law, our U.S. resident shareholders would generally be subject to Canadian withholding tax at a 15% rate on dividends paid by us, provided that they complied with applicable procedural requirements to claim the benefit of the reduced rate under the tax treaty.

Securities Authorized for Issuance Under Equity Compensation Plans

Details with respect to the Company’s equity compensation plans, all of which have been approved by the shareholders, are set out in the following table:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($/share) (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	175,025	CDN $23.50	728,539
Equity Compensation Plans not approved by security holders	Nil	Nil	Nil
Total	175,025	CDN $23.50	728,539

Purchases of Equity Securities

In March 2005, IPSCO filed a normal course issuer bid with Canadian regulators to repurchase up to 4.2 million of our common shares between March 16, 2005 and March 15, 2006. In the first three quarters of 2005, the Company repurchased 2,751,900 shares. During the quarter ended December 31, 2005 we made the following purchase:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Period:
October 1-31	Nil	Nil	2,751,900	1,448,100
November 1-30	Nil	Nil	2,751,900	1,448,100
December 1-31	2,200	$78.38(1)	2,754,100	1,445,900

(1)  These repurchases were made at CDN $91.00 per share. The average price noted above was converted to U.S. dollars using the Bank of Canada average exchange rate in effect for December 2005 of 1.1610.

ITEM 6.	SELECTED FINANCIAL DATA

The following table illustrates our operating results for the periods presented (in thousands of U.S. dollars except per share data):

	Years Ended December 31
	2005	2004	2003	2002	2001
Net Sales	$3,032,727	$2,531,390	$1,358,811	$1,132,952	$946,992
Cost of Sales	2,051,491	1,807,339	1,243,151	1,026,314	886,080
Gross Income	981,236	724,051	115,660	106,638	60,912
Selling, general & administration	83,334	61,467	54,683	51,358	57,527
Operating Income	897,902	662,584	60,977	55,280	3,385
Interest Expense	35,631	54,405	51,747	42,604	38,835
Other interest (income) expense	(16,626)	(3,481)	(1,625)	174	(928)
Foreign exchange (gain) loss	(9,448)	(2,749)	(5,170)	938	882
Gain on sale of assets held for sale	(1,863)	(4,925)	Nil	(6,464)	Nil
Litigation Settlement	Nil	Nil	Nil	Nil	(39,000	)(2)
Debt Retirement Loss	16,423	Nil	Nil	Nil	Nil
Dividends on preferred shares	Nil	Nil	3,033	5,608	5,692
Other (income) expense	(9,760)	477	(183)	(1,150)	10,012
Income (loss) before income taxes	883,545	618,857	16,208	19,178	(6,416)
Income taxes (benefit)	297,729	178,165	11,536	(19,523)	34,519
Net income (loss) before cumulative effect of accounting change	585,816	440,692	4,672	33,093	(46,627)
Cumulative effect of accounting change, net of taxes	Nil	14,250 (1)	Nil	Nil	Nil
Net income (loss) available to common shareholders	585,816	454,942	1,639	33,093	(46,627)
Earnings(loss) per common share:
Basic	12.07	9.42	0.03	0.71	(1.14)
Diluted	11.96	8.69	0.03	0.66	(1.14)
Total assets	2,639,019	2,291,465	1,880,718	1,716,354	1,658,894
Total long-term debt	313,053	513,651	625,664	573,590	486,809
Cash dividends declared – common (CDN)	0.56	0.25	0.20	0.20	0.43
Cash dividends declared – preferred (CDN)	0.00	0.34	1.38	1.38	1.38
Common Shares Outstanding	48,051,619	49,737,180	47,940,907	47,667,487	40,843,536
Tons Shipped
Steel Mill Products	2,340,176	2,432,935	2,196,642	2,114,955	1,560,969
Tubular Products	1,120,296	1,128,320	940,472	781,948	874,154
Total	3,460,472	3,561,245	3,137,114	2,896,903	2,435,123

Notes to Selected Financial Data

(1) The Company changed its method of accounting for the costs of major overhauls and repairs. Under the new method, the cost of major overhauls and repairs which are not capitalized are expensed as incurred. Previously the non-capital estimated cost of such overhauls and repairs were accrued on a straight-line basis between the major overhauls and repairs with actual costs charged to the accrual as incurred.

(2) The Company settled the litigation with the turnkey contractors of the Montpelier Steelworks. As a result of the settlement, the Company recorded income of $39,000 representing claims for lost business and reimbursement of legal costs.

IPSCO has historically prepared and filed its financial statements in accordance with Canadian generally accepted accounting principles (GAAP) with reconciliation to U.S. GAAP. On December 31, 2005, the Company adopted U.S. GAAP as its primary reporting standard for presentation of its consolidated financial statements. Historical consolidated financial statements were restated in accordance with U.S. GAAP. Note 21 of the consolidated financial statements filed herewith, provides an explanation and reconciliation of differences between U.S. and Canadian GAAP.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

IPSCO is a North American mini-mill steel manufacturer, steel pipe producer, and scrap processor, with facilities in several locations throughout Canada and the United States. Our major products are hot-rolled discrete plate and coil, heat-treated plate, cut-to-length plate, finished tubular products and processed scrap metal. We operate as a single business segment. Our tubular and cut-to-length products are produced primarily with our own coil, which allows us to capture increased margins on our steel products. In favorable market conditions, we purchase additional coil from third party vendors in order to optimize utilization at all our facilities. Our customers, located primarily in the United States and Canada, are in the service center, distribution, energy, agricultural equipment, transportation equipment, heavy machinery and construction industry sectors. Two-thirds of our sales are made to U.S. customers.

Over the past four years, our sales have increased from $947.0 million in 2001 to $3.03 billion in 2005. Average sales price per ton has increased from $389 per ton in 2001 to $876 per ton in 2005. Total tons sold has increased 42% from 2,435,100 tons in 2001 to 3,460,500 tons in 2005. This growth has been generated through expansion of our assets and product line sales into U.S. markets.

Results of Operations

Year ended December 31, 2005 compared with Year ended December 31, 2004

Revenue of $3.03 billion in 2005 was an increase of $501.3 million, or 20%, over 2004, resulting from significantly higher year-over-year prices in all product lines. IPSCO’s average unit selling price, inclusive of raw material surcharges, increased to $876 per ton in 2005 from $711 per ton in 2004.

IPSCO’s average unit selling price for steel mill products increased $122 per ton to $771 per ton, a 19% increase over the $649 per ton average price last year. IPSCO’s average unit selling price for tubular products increased 30% or $251 per ton to $1,101 per ton.

Cost of sales increased 13% to $2.05 billion compared to $1.81 billion in 2004. Factors that impacted cost of sales in 2005 were increases in the price of natural gas, electricity, alloy inputs and freight, as well as unabsorbed fixed costs and direct expenses relating to unplanned maintenance outages and safety evacuations in Mobile due to the hurricanes in the Gulf Coast region.

Gross margins were 32.4% of sales versus 28.6% in 2004, reflecting a higher energy tubular product mix, as well as higher average pricing for the year in most products, which offset previously referenced increases in input costs.

In 2005, a total of $1.1 billion was spent on major raw materials and consumables for IPSCO’s three steelworks, comparable with the spending in 2004. Included in this amount are expenditures for steel scrap, pig iron, alloys, carbon electrodes, oxygen, refractories, limestone, natural gas, and electricity.

The procurement of ferrous scrap, our largest input, is on a monthly cycle largely through the spot market. During 2005, IPSCO purchased 3.5 million tons of scrap, 8% less than the prior year as high 2004 year end inventory levels were consumed in 2005. For 2005, the average cost of scrap consumed declined 2%. Despite the production increase of 8%, these two factors helped keep costs of consumables comparable to the prior year. Scrap consumption costs dropped through the third quarter but increased in fourth quarter. IPSCO’s internally sourced scrap provided 6% of IPSCO’s overall needs. Sourcing for the remainder or our scrap needs was readily available.

Energy inputs constitute a significant portion of an electric furnace steel maker’s costs. In 2005, IPSCO’s electricity cost per kilowatt-hour increased 11% and cost per ton of steel produced increased by 13% compared to 2004. Natural gas costs per millions of British Thermal Units (BTU) increased 39%. Although these increases in energy were significant compared to 2004, energy as a percentage of 2005 cost of production was 10% compared to 9% in 2004.

Amortization of capital assets decreased 3% to $80.3 million in 2005 from $82.5 million in 2004.

Shipments:  The following table details tons shipped (in thousands) by major product line.

	2005	2004	2003
Discrete plate and coil	1,826	1,860	1,620
Cut plate	514	573	576
Steel mill products	2,340	2,433	2,196
Energy tubular	775	666	583
Non-energy tubular	217	266	245
Large diameter pipe	128	196	113
Tubular products	1,120	1,128	941
Total	3,460	3,561	3,137

Higher energy tubular shipments related to high drilling rates partially offset declines in steel mill product and non-energy tubular shipments. Steel mill product shipments declined 4% due to the previously mentioned outages and a temporary midyear decline in service center order rates.

Shipments to U.S. customers were 2,498,200 tons, 72% of the total compared to 2,579,900 tons in 2004, while Canadian based customers accounted for 962,200 tons, or 28% in 2005 versus 981,400 in 2004.

IPSCO’s coil processing facilities in Houston, St. Paul, and Toronto, all make temper-leveled cut plate products. Shipments of cut plate from coil processing facilities were 514,000 tons, down 10% from 2004. Canadian-destined shipments decreased 21% compared to 2004 levels, while U.S. shipments declined 5%. Shipments of cut plate declined in Canada primarily by choice as IPSCO diverted production to energy tubular goods.

Energy tubular product sales increased 16% or 109,000 tons due to stronger oil and gas drilling activity. The average number of active drilling rigs increased on a year-over-year basis from 1,192 to 1,383 in the United States and increased from 369 to 458 in Canada for a combined increase of 18%. Shipments of non-energy tubular decreased from 266,000 to 217,000, or 18%, as IPSCO dedicated more production capacity to energy tubular products.

Production:

Capacity utilization is a key driver of performance for IPSCO. Output tonnage is in part a function of the number of production turns at each facility. Theoretically, all production equipment is available for 168 hours a week, less operating downtime for routine maintenance. Therefore, to maximize plant and equipment utilization and minimize absorbed cost per ton of output, optimum cost performance occurs when four crews run the facilities around-the-clock. Optimum utilization after routine maintenance is about 95%.

Capacity, utilization and production, by facilities, is illustrated in the following table:

		Utilization			Production (tons)(2)
Facility:	Capacity (tons)(1)	2005	2004	2003	2005	2004	2003
Regina	1,000	92%	91%	92%	1,060	1,001	1,003
Montpelier	1,250	93%	94%	95%	1,240	1,215	1,103
Mobile	1,250	90%	92%	89%	1,281	1,304	1,111
Coil Processing	1,200	33%	35%	37%	514	562	558
Small Diameter	1,135	83%	89%	69%	963	897	739
Large Diameter	600	42%	36%	34%	188	197	141

(1)  In thousands of tons of finished product.

(2)  In thousands of tons; based upon liquid steel for steelworks and finished products for other facilities.

Total production tons increased in 2005 at both our Regina and Montpelier facilities, but decreased in Mobile due to outages resulting from maintenance and hurricane evacuations previously mentioned.

Finished Production:

A total of 1,764,700 tons of coil were produced by IPSCO’s steelworks, down 1% from 2004. IPSCO’s steelworks produced 1,498,800 tons of discrete plate, an increase of 5% over 2004. Regina and Montpelier posted production increases in finished product year-over-year.

IPSCO’s coil processing and tubular operations consumed 323,500 tons of hot rolled coil purchased from third parties, supplementing IPSCO’s own production. This was 8% more than the 296,800 tons consumed a year earlier. The principal reason for the increase was higher demand for energy tubular products.

The number of man-hours required to produce a ton of coil or discrete plate averaged  0.68 for the combined steelworks.

IPSCO pipe mills produced 5% more tons than a year earlier due to the impact of higher drilling activity on demand for OCTG. The man-hours required to convert finished steel to one ton of finished pipe averaged 2.25, up from 2.01 man-hours in 2004. Man hours per ton increased in 2005 as we added finishing capabilities at our Red Deer and Blytheville facilities which were previously outsourced. The large diameter mills in Regina experienced a 42% utilization rate in 2005 versus 36% the prior year.

Selling, General and Administration Expense:

Selling, general and administrative expenses of $83.3 million were 35% higher than the $61.5 million expenses for 2004. Salaries and benefits increases of $7.2 million were primarily related to the valuation of stock based compensation as well as performance incentives. During the year, IPSCO incurred $2.2 million of additional administrative and consulting expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, consulting expenses, research efforts related to the Frontier Pipe Research Centre, and increased charitable contributions increased administrative expenses by over $7 million.

Interest on Long-Term Debt:

Interest expense on long-term debt decreased to $35.6 million in 2005, down 35% or $18.8 million from 2004. The reduction relates to a significant reduction in long-term debt through scheduled repayments, redemptions, and open market purchases. During 2005, $231 million of long-term debt was retired, primarily through early retirement and open market purchases. The debt redemption efforts resulted in debt extinguishment expense of  $16.4 million.

Income Before Taxes, Income Tax Expense:

Income before income taxes increased $264.7 million to $883.5 million in 2005 as a result of the favorable commercial and operating performance previously described.

Income tax expense totaled $297.7 million in 2005, up over the $178.2 million reported in 2004. The effective tax rate was 33.7% compared to 28.8% in 2004. See Note 6 to the Consolidated Financial Statements for further discussion.

Year ended December 31, 2004 compared with Year ended December 31, 2003

Revenue of $2.5 billion in 2004 was an increase of $1.2 billion over 2003 and resulted from significantly higher year-over-year base prices in all product lines, higher volumes of steel mill and tubular product shipments, and raw material surcharges of $227 million. Higher sales of energy tubular products resulted from increased drilling activity in the United States and Canada and the completion of two major large diameter projects, Cheyenne Plains and the East Texas Expansion. The stronger Canadian dollar also increased reported sales by $57.5 million over 2003.

Cost of sales increased 45.4% to $1.8 billion compared to $1.2 billion in 2003. Higher scrap costs were basically offset by surcharges. However, increases in gas, electricity and alloy prices were absorbed in margins. Higher production rates at our U.S. steelworks and tubular facilities helped to limit the margin impact of other input cost increases through volume efficiencies.

Gross margins were 28.6% of sales versus 8.5% in 2003, reflecting a favorable product mix and the significant price increases in all products, which offset higher input costs.

IPSCO’s average unit selling price, including raw material surcharges, increased to $711 per ton in 2004 from $435 per ton in 2003. The average base price excluding surcharge in 2004 was $647 per ton, 49% higher than the average in 2003.

IPSCO’s average unit selling price for steel mill products increased $282 per ton to $649 per ton, a 77% increase over the $367 per ton average price last year. The average per ton steel product surcharge contributed $63 per ton to this increase. The average base price increase of $219 per ton is attributed to strong demand, favorable market conditions and a shift to more value-added products. IPSCO’s average unit selling price for tubular products increased 43% or $256 to $850 per ton.

In 2004, a total of $1.1 billion was spent on major raw materials and consumables for IPSCO’s three steelworks, up by 78% over the $604 million spent in 2003. Included in this amount are expenditures for steel scrap, pig iron, alloys, carbon electrodes, oxygen, refractories, limestone, natural gas, and electricity.

The procurement of ferrous scrap, our largest input, is on a monthly cycle largely through the spot market. During 2004, IPSCO purchased 3.8 million tons of scrap, 9% more than the prior year. For 2004 the average cost of scrap consumed increased 67%. Although the price was volatile during the year, each quarterly average showed increases over the prior quarter. IPSCO’s internally sourced scrap provided 10% of IPSCO’s overall needs. The remainder was readily available, although at increased prices, from other parties.

Energy inputs constitute a significant portion of an electric furnace steel maker’s costs. In 2004, IPSCO’s cost per kilowatt-hour increased 7% compared to 2003. However, higher utilization rates and savings realized through improved practices offset this increase and average cost per ton related to electricity actually declined 3%. Natural gas costs per millions of btu’s increased by about 10%. These natural gas increases were partially offset by higher utilization rates as average cost per ton produced increased 2%.

Maintenance is another important cost factor for steel production facilities. Effective April 1, 2004, we changed our method of accounting for the costs of major overhauls and repairs. Under the new method, the cost of major overhauls and repairs, which are not capitalized, are expensed as incurred. Previously, the non-capital estimated cost of such repairs was accrued on a straight-line basis with actual costs charged to the accrual as incurred. Therefore, the new method more appropriately recognizes such costs in the period incurred. All periods addressed in this MD&A have been restated to reflect this change, which resulted in an increase to net income of $4.2 million and $1.4 million in 2003 and 2002, respectively. See Note 4 to the consolidated financial statements filed herewith for additional information.

Amortization of capital assets increased by 33% to $82.5 million in 2004 from $61.9 million in 2003. On January 1, 2004, we changed our estimate of the useful life of certain major machinery and equipment from 25 to 20 years. This change has been applied prospectively and the effect on 2004 expense was $15.1 million. The remainder of the year-over-year change is related to capital asset additions during the years.

Shipments:

For the eighth consecutive year, IPSCO’s shipments achieved record levels of 3,561,000 tons, or 13.5% more than a year earlier. Shipments to U.S. customers were 2,580,000 tons, 72% of the total. Shipments to Canadian customers accounted for 981,000 tons, or 28% of the total.

Shipments of 2,433,000 tons of discrete plate, cut plate and hot rolled coil (steel mill products) were 11% higher than a year earlier. Tons sold in the United States increased by 13%, while Canadian tons increased by 3%.

IPSCO’s coil processing facilities in Houston, St. Paul, and Toronto, all make temper-leveled plate products. Shipments from coil processing facilities were 573,000 tons, comparable to the previous year. Canadian-destined shipments increased 8% compared to 2003 levels while U.S. shipments declined 4%.

IPSCO produces tubular products, primarily from our own coil, at six locations. By adding value to the basic steel mill product, profitability is enhanced. About 32%, or 1,128,300 tons, of IPSCO’s total shipments in 2004 were tubular products, and 20% higher than 2003 tubular shipments. Shipments to U.S. customers increased 37% while shipments to Canadian customers increased 6%.

Energy tubular product sales increased 14% or 83,000 tons due to stronger oil and gas drilling activity. The average number of active drilling rigs increased on a year-over-year basis from 1,032 to 1,192 in the United States and decreased from 372 to 369 in Canada for a combined increase of 11%. Total shipments of large diameter pipe increased 73% to 196,000 tons from 113,000 tons due to the successful completion of the 36” diameter Cheyenne Plains and East Texas Expansion projects in 2004. Shipments of non-energy tubulars increased from 245,000 to 266,000 or 9% due to increased commercial demand and market penetration in the United States.

Production:

Production at the Regina Steelworks was 1,000,600 liquid tons in 2004, which was essentially flat compared to the prior year. The Montpelier Steelworks recorded production of 1,214,900 liquid tons of steel, compared to 1,103,200 tons in 2003, an increase of 10%. The Mobile Steelworks produced 1,304,200 tons of liquid steel in 2004 versus 1,111,000 tons in 2003, a fourth consecutive annual production increase.

A total of 1,774,700 tons of coil were produced by IPSCO’s steelworks, up 3% from 2003, reflecting primarily the increased demand generated by our tubular products. IPSCO’s steelworks produced 1,508,600 tons of discrete plate, an increase of 16% over 2003. All three steelworks posted production increases in finished product year-over-year.

Large diameter utilization increased to 36% as production for the East Texas Expansion continued through September 2004.

IPSCO’s coil processing and tubular operations consumed 296,800 tons of hot rolled coil purchased from third parties, supplementing IPSCO’s own production. This was 50% more than the 198,300 tons consumed a year earlier. The principal reason for the increase was higher demand for energy tubular products.

The number of man-hours required to produce a ton of coil or discrete plate averaged 0.70 for the combined steelworks.

IPSCO pipe mills produced 19% more tons than a year earlier due to the impact of higher drilling activity on demand for OCTG. The man-hours required to convert finished steel to one ton of finished pipe averaged 2.01, down from 2.36 man-hours in 2003. Production of large diameter gas transmission pipe was 52,000 tons higher in 2004 reflecting the production and shipment of the Cheyenne Plains and East Texas large diameter projects.

Selling, General and Administration Expense:

Selling, general and administrative expenses of $61.5 million were 12% higher than the $54.7 million expenses for 2003. About $2.0 million of the increase resulted from the stronger Canadian dollar. Salaries and wages increased by $3.0 million relating to merit increases, stock based compensation and performance incentives.

Interest on Long-Term Debt:

Interest expense on long-term debt increased to $54.4 million in 2004, up 5% or $2.7 million over 2003.

Income Before Taxes, Net Income Attributable to Common Shareholders:

Income before income taxes increased $602.6 million to $618.9 million in 2004 as a result of the favorable commercial and operating performance described in the previous sections.

Income tax expense totaled $178.2 million in 2004, up over the $11.5 million reported in 2003. The effective tax rate was reduced from 71.2% to 28.8% as the strength of U.S. results allowed IPSCO to reverse its valuation allowance against tax benefits booked prior to 2003. See Note 6 to the consolidated financial statements filed herewith for further discussion.

Net income increased by $450.3 million from the $4.7 million recorded in 2003. The net income available to common shareholders was $454.9 million, or $8.69 per diluted share, compared to $1.6 million, or $0.03 per diluted share, in 2003.

Off-Balance Sheet Arrangements:

The Houston cut-to-length facility (temper mill) sale and leaseback was completed in 2001. The arranger was LaSalle National Leasing Corporation and net proceeds received were $15 million through two tranches of $10 million on July 1, 2001 and $5 million on September 1, 2001. IPSCO has the option, but not the obligation, to purchase the leased equipment after seven years at $4.2 million or 7.5 years at the greater of $3 million or fair market value.

Liquidity and Capital Resources

Cash Requirements:

IPSCO has ongoing commitments under various contractual and commercial obligations at December 31, 2005, as shown below. The information presented does not include planned capital expenditures.

Contractual Obligations Payments Due by Period

($ millions)

Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Long-term debt	$ 317	$ 4	$ 28	$ 56	$ 229
Interest	166	26	48	41	51
Leases	25	8	12	3	2
Other long-term obligations	309	116	90	45	58
Total contractual cash obligations	$ 817	$ 154	$ 178	$ 145	$ 340

Long-term Debt:

(including current portion)

	Amount (millions)	Interest Rate	Due
Loan	$ 14.7	6.00%	June 1, 2007
Financing	28.0	8.11%	November 1, 2009
Financing	10.0	6.88%	May 1, 2010
Notes	143.9	8.75%	June 1, 2013
Capital Lease	120.6	7.28%	October 13, 2015
Total	$ 317.2

Long-term debt is all unsecured and consists of various notes, debentures and financing issued since 1997.

The 6.00% Solid Waste Disposal Revenue Bonds, Series 1997, (due 2007), as well as the 8.11% Taxable Industrial Development Revenue Bonds, Series 1999, (due 2009) are both subject to financial test covenants and to certain customary covenants (including limitations on liens and sale and leasebacks). The 6.88% Financing and the 8.75% Notes, and Capital Lease are not subject to any financial test covenants. The 8.75% Notes, however, contain restrictions and limitations on liens, and sales and leasebacks. Non-compliance with any of the above covenants could result in accelerated payment of the related debt. IPSCO was in compliance with all covenants on December 31, 2005.

The Montpelier Steelworks’ sale and leaseback of the melt shop, caster and related equipment was completed in 2000. For U.S. GAAP purposes, this transaction was recorded as a financing lease, with no recognition of the disposal of the assets. For Canadian generally accepted accounting principles (GAAP) purposes, this transaction was treated as a sale and the subsequent lease payments as operating expenses. IPSCO has an option, but is not obligated, to purchase the equipment after seven and ten years for predetermined amounts and at the end of the lease term for the fair market value of the equipment, subject to a residual guarantee of $37.5 million.

Leases:	Value at Inception of Lease (in millions)
Sale and Leaseback - Houston	$ 15.0
Other Leases	$ 30.2
Total Non-Capital Leases	$ 45.2

Other Long-term Commitments:

IPSCO has entered into long-term electricity and natural gas supply agreements for the Regina, Montpelier and Mobile Steelworks, as well as service contracts to provide maintenance and logistics support to those steelworks.

Sources and Uses of Cash:

Cash provided by operating activities in 2005 was $641.9 million compared to $486.3 million in 2004. Cash provided from operations before changes in working capital was $738.3 million in 2005, an increase of $111.0 million over 2004, reflecting higher gross income. The change in working capital was a use of $96.4 million, a decrease of $44.6 million from 2004. The use of cash for working capital was attributable to higher receivables related to increased sales, higher unit costs as well as units of inventories compared to the prior year, and reduction of income taxes payable. Cash used in financing activities was $365.0 million in 2005 compared to a use of cash of $226.3 million in 2004. During 2005, IPSCO redeemed all $71 million of its 7.32% Series B Senior Notes; purchased for cancellation on the open market, $56 million of the 8.75% Unsecured notes due June 1, 2013 and retired all CDN $100 million of the 7.80% Canadian Debentures due December 1, 2006.

In March 2005, the Company announced the Share Repurchase Program, or “normal course issuer bid”, to repurchase up to 4.2 million of the IPSCO’s common shares. Under the program, shares are repurchased in the open market at the market price at the time of purchase and are immediately cancelled upon settlement. During 2005, the Company repurchased 2,754,100 shares for a total of U.S. $132.9 million.

In 2004, IPSCO retired its preferred shares for $109 million and Junior Subordinated Notes were redeemed for $100 million. Interest paid on the Junior Subordinated Notes in 2004 amounted to $12 million.

IPSCO’s Canadian defined benefit plans are made up of both qualified and unqualified plans for our employees, including executives. The funded status of the qualified plans increased to 85% at year-end 2005 from 83% at year-end 2004. The Company contributed a total of $22.4 million to the plans during the year and $21.6 million in 2004. This included additional funding to the qualified pension plans of $7.8 million in 2005 and $12.1 million in 2004 over that required by government regulations. This funding offset the effects of a lower assumed discount rate on the projected benefit obligation. The unqualified supplementary pension plan for our executives is not funded until due.

Dividends to holders of common shares were $22.8 million in 2005 compared to $9.5 million the prior year, resulting from an increase in the annual dividend of CDN $0.21 per share, the change in common shares outstanding due to shares issued pursuant to our share option plan and repurchases made pursuant to the normal course issuer bid, as well as the strength of the Canadian dollar year-over-year. Cash received for shares that were issued as a result of the exercise of 1,030,040 options was $21.1 million in 2005 versus $30.4 million in 2004 for 1,711,686 options. As of December 31, 2005, there were 48,051,619 common shares issued and outstanding.

Capital Investments:

Total capital expenditures for 2005 net of the litigation settlement were $66.8 million, an increase of $37.7 million over spending in 2004. Included in this year’s expenditures were $33 million for the Mobile heat-treat facility. Carry forward expenditures in 2006 from projects previously commenced will be approximately $83 million. Included in 2004 was $4.6 million for the exercise of an early buyout option on an operating lease.

Liquidity:

The principal indicators of IPSCO’s liquidity are its cash position and amounts available under its bank line of credit (revolving term facility).

On November 19, 2004, IPSCO replaced its committed revolving term facility of $200 million (expiring March 4, 2005) with a committed revolving term facility of $150 million (expiring November 19, 2007). As of December 31, 2005, letters of credit of $13.9 million were outstanding against the revolving term facility resulting in $136.1 million available for use. The revolving term facility provides for unsecured advances. The amount available is the total committed amount less direct borrowings and outstanding letters of credit. The facility has financial covenants with which IPSCO must comply. Principal financial covenants under the revolving term facility require that:

•                  consolidated debt less unrestricted cash to consolidated total capitalization shall not exceed 35% prior to June 30, 2005, 32.5% prior to December 31, 2005 and 30% thereafter

•                  tangible net worth shall exceed $750 million plus 50% of net income after June 30, 2004

•                  current assets to current liabilities shall be greater than 1.0:1.0

•                  free cash flow to fixed charges shall exceed 1.25 for the period up to and including September 30, 2005, and 1.50 thereafter

The revolving term facility is also subject to other customary covenants and events of default. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and termination of the revolving term facility. IPSCO was in compliance with all covenants at December 31, 2005.

During 2005, IPSCO’s cash position increased by $228.3 million to $583.1 million while the working capital ratio increased from 3.3:1.0 to 4.3:1.0.

At December 31, 2005, the committed cost to complete in-process capital projects was $26.7 million. At the end of 2004, this amount was $28 million.

IPSCO expects that it will be able to finance future expenditures from its cash position, cash from operations, and the revolving term facility. We may also consider operating lease financing as well as additional debt or equity financing as may be appropriate.

From time to time, IPSCO makes use of foreign currency contracts to manage IPSCO’s foreign exchange risks. At December 31, 2005 there were no foreign exchange contracts outstanding. IPSCO has entered into swap agreements to hedge the cost of purchasing natural gas through October 31, 2009. As at December 31, 2005, the unrealized gain under these contracts was $11.8 million compared to an unrealized gain of $1.5 million at the end of 2004.

Debt Ratings:

IPSCO maintains debt ratings with three of North America’s principal rating agencies to comply with various debt covenants.

Moody’s Investor Service’s rating was upgraded to a Baa3 with a stable outlook from Ba1 with a positive outlook, on February 14, 2006. Obligations rated “Baa” are rated as being subject to moderate credit risk and are considered medium grade, and as such may possess certain speculative characteristics. The modifier “3” indicates that the obligation ranks in the lower end of its generic rating category. “Stable” defines Moody’s rating direction over the medium term. The “Corporate family rating” (also Baa3 stable) was withdrawn on February 15, 2006, as the Company is now an investment grade issuer.

Standard & Poor’s Rating’s Services rating was upgraded to a BB+ (stable) on July 15, 2005. An obligation rated “BB” is less vulnerable to nonpayment than other speculative issues. However, it faces major ongoing uncertainties or exposure to adverse business, financial, or economic conditions, which could lead to the obligor’s inadequate capacity to meet its financial commitment on the obligation. The modifier “+” indicates that the obligation ranks in the higher end of its generic rating category. Stable means that the rating is not likely to change.

Dominion Bond Rating Service (DBRS) maintained its BBB (low) with a stable outlook rating during throughout 2005. Long-term debt rated BBB is of adequate credit quality. Protection of interest and principal is considered acceptable, but the entity is fairly susceptible to adverse changes in financial and economic conditions, or there may be other adverse conditions present which reduce the strength of the entity and its rated securities. “Low” means the overall strength and outlook for key liquidity, debt, and profitability ratios is not normally as favorable as with higher rating categories, but these considerations are still respectable.

Capital Structure

IPSCO strives to maintain a strong balance sheet and a flexible capital structure. IPSCO has the ability to, and may elect to, use a portion of cash and cash equivalents to retire debt or to incur additional expenditures without increasing debt.

IPSCO considers its capital structure as of December 31, 2005 to be:

Current portion of long-term debt	$4.1 million
Long-term debt	$313.1 million
Debt	$317.2 million
Shareholders’ equity	$1,740.6 million
Total Capitalization	$2,057.8 million
Debt to total capitalization	15.4%
Cash and cash equivalents	$583.1 million

Debt to total capitalization was 15.4% at December 31, 2005, down from 29.3% at December 31, 2004.

In October 2004, as part of regular reviews of the dividend level on common shares, IPSCO’s Board of Directors approved a doubling of the quarterly cash dividend to CDN $0.10 per share. During 2005, a further 60% increase was approved to CDN $0.16 per share. Increases approved were CDN $0.02 per share in February, CDN $0.02 per share in April, and CDN $0.02 per share in October.

Quarterly Results

Results by quarter for 2005 and 2004 were as follows:

Sales (millions)			Net Income (millions)

	2005	2004		2005	2004
1st Quarter	$766.7	$503.9	1st Quarter	$154.8	$31.0
2nd Quarter	687.7	566.4	2nd Quarter	126.8	80.6
3rd Quarter	726.1	660.0	3rd Quarter	134.0	144.2
4th Quarter	852.2	801.1	4th Quarter	170.2	199.1
Year	$3,032.7	$2,531.4	Year	$585.8	$454.9

Basic Earnings per Common Share(1)			Diluted Earnings per Common Share(2)

	2005	2004		2005	2004
1st Quarter	$3.11	$0.65	1st Quarter	$3.06	$0.56
2nd Quarter	2.60	1.68	2nd Quarter	2.57	1.47
3rd Quarter	2.81	2.98	3rd Quarter	2.78	2.76
4th Quarter	3.56	4.06	4th Quarter	3.52	3.91
Year	$12.07	$9.42	Year	$11.96	$8.69

(1)  Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding.

(2) Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from (a) the exercise of share options, deferred share units, restricted shares and performance units, and (b) the conversion of preferred shares and subordinated notes.

Tons Shipped (thousands)

	2005	2004
1st Quarter	855.8	937.1
2nd Quarter	803.5	884.2
3rd Quarter	847.8	844.1
4th Quarter	953.4	895.6
Total	3,460.5	3,561.0

Selected Annual Information

(in thousands of U.S. dollars except share and per share data)

	2005	2004
Sales:	3,032,727	2,531,390
Net income available to common shareholders	585,816	454,942
Earnings per common share:
basic	12.07	9.42
diluted	11.96	8.69
Total assets	2,639,019	2,291,465
Total long-term financial liabilities:	313,053	513,651
Cash dividends declared
Common shares (CDN)	0.56	0.25
Preferred shares (CDN)	0.00	0.34
Common shares outstanding as of December 31	48,051,619	49,737,180

Significant Differences Between U.S. and Canadian GAAP

IPSCO uses U.S. dollars as the basis for its financial statement reporting, and follows U.S. GAAP in presenting financial results. The U.S./Canadian GAAP differences generally relate to timing issues for expense recognition. The differences in the reported results arising from using U.S. as opposed to Canadian GAAP are summarized in Note 21 to the 2005 Consolidated Financial Statements.

Critical Accounting Policies

In 2005, we changed the preparation of our financial statements to conform to U.S. GAAP from Canadian GAAP. Our significant accounting polices are discussed in the notes to the consolidated financial statements. The application of these policies requires important judgments or estimations that can affect financial position, results of operations and cash flows. We believe the accounting principles chosen are appropriate under the circumstances, and that the estimates, judgments and assumptions involved in our financial reporting are reasonable.

Accounting estimates made by management are based on an analysis of historical experience and information on current events that are available to management at the time the estimate is made. If circumstances on which estimates were based change, the impact is included in the results of operations for the period in which the change occurs. Critical accounting policies that are subject to significant estimates and assumptions are summarized below.

Valuation of Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Factors that could affect our estimate of undiscounted cash flows include, among other things, technological changes, economic conditions or changes in operating performance, resulting in the need to write-down those assets to fair value.

Allowance for Doubtful Accounts

IPSCO has established an allowance for doubtful accounts for losses resulting from the potential risk that some customers may be unable to make payments. We continually monitor payment patterns of customers, investigate past-due accounts to assess likelihood of collection and monitor industry and economic trends to estimate required allowances.

Inventory Valuation

Inventories are valued at the lower of average cost and net realizable value. Every month we perform an analysis to determine whether any reduction in the average cost of inventory is necessary to record inventory at the lowest value. In addition, an analysis is regularly performed to determine whether saleable products on hand need to be written down to reflect their estimated net realizable value given the intended sales channel for the product. Write-downs to secondary grade are recognized based on this analysis. If the products do not achieve this lower net realizable value, further losses in their disposition would be recognized.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, (Accounting for Income Taxes). Under this method, the Company estimates its actual current tax exposure in accordance with currently enacted tax laws and regulations. In addition, it assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. Such differences result in the recognition of deferred tax assets and liabilities, which are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered, or settled. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. If it is determined that it is more likely than not that some portion of the deferred tax assets will not be realized, the Company must establish a valuation allowance.

The Company has tax filings that are subject to audit by the tax authorities that may result in additional tax assessments. The resolution of these audits inevitably includes some degree of uncertainty. Any resulting change to its tax liability is therefore difficult to estimate. Numerous factors contribute to this uncertainty, including the amount and nature of additional taxes potentially asserted by tax authorities, the willingness of tax authorities to negotiate a fair settlement through an administrative process and impartiality of the courts. However limited, there exists the potential that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. The Company has provided for taxes and interest that may ultimately be payable.

Obligations Relating to Employee Benefit Plans

IPSCO provides retirement benefits for substantially all of our employees under several defined benefit and defined contribution pension plans. The defined benefit plans provide benefits that are based on a combination of years of service and an amount that is either fixed or based on final earnings. The defined contribution plans restrict the Company’s matching contributions to 5% of each participating employee’s annual earnings. Our policy regarding the defined benefit plans is to fund the amount that is required by governing legislation. Periodically, the Company may fund additional amounts depending on cash availability and other potential uses for the cash. Independent actuaries perform the required calculations to determine pension expense in accordance with GAAP. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liabilities related to the plans. The actuarial assumptions used may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may affect the net pension expense and liability recorded. The Company benefit plans do not provide for post-retirement health care benefits.

Outlook

IPSCO’s key product sectors of plate and energy tubular products continue to exhibit stable demand and sustained pricing levels. The Company believes that end user demand for steel mill products will remain relatively stable in 2006. We expect high oil and gas prices to continue to drive high rig counts and demand for OCTG products. Current 2006 forecasts are suggesting that drilling activity will increase 6-8% over 2005, which was a very strong year. The large diameter pipe business will be at a higher level than that experienced in 2005. Higher costs of steel making inputs will result in some margin compression in both plate and tubular product lines as these inventories flow through cost of goods sold.

We expect to invest approximately $150 million of capital in our tubular and steelmaking facilities in 2006 to both maintain our production capabilities and increase our value added product mix. Our Mobile Plate Heat Treating facility commenced normalizing operations in December 2005. We are very pleased with the quality of product that the normalized facility is producing and are presently ahead of our start up plan for normalizing operations. Start up of the Quench and Temper line is expected to be delayed into the second quarter of 2006.

Concern as we enter 2006 rests primarily on the supply side with imports of hot rolled coil, plate, energy tubular and industrial pipe. The difference between the North American market price for steel and pipe and market prices in other parts of the world, particularly the Far East, make the United States and Canada attractive markets for offshore suppliers. Imports have gained a serious foothold in the Canadian plate market and in the U.S. energy tubular market in particular. This will be a focus for our business teams in 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To manage the volatility related to these risks, we have entered into various derivative contracts, the majority of which are settled in cash. Such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

IPSCO manages a portion of our exposure to price risk related to natural gas purchases by using derivative financial instruments. The changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the consolidated balance sheets and recognized into production costs in the same period as the underlying transaction. At December 31, 2005, accumulated other comprehensive income/loss includes $7.5 million in unrealized net-of-tax gains for the fair value of these instruments. A sensitivity analysis indicates that the reduction in the fair value of these instruments at December 31, 2005, due to  hypothetical declines of 10% and 25% in market prices of natural gas at that time would be $4.6 million and $11.3 million, respectively (December 31, 2004 - $2.8 million and $7.0 million, respectively). Any resulting changes in fair value would be recorded as adjustments to other comprehensive income, net of tax. Because these instruments are accounted for as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Interest Rate Risk

IPSCO’s outstanding debt is fixed rate debt and IPSCO’s investment practice is to invest in highly liquid money market funds or securities with short remaining maturities. As a result, changes in interest rates are not expected to have a significant impact on the value of these investments. As such, future changes in interest rates will not impact interest expense nor have any impact on the value of cash equivalent investments. IPSCO does not engage in interest swaps to manage interest rate exposure.

Foreign Currency Risk

IPSCO is subject to the impact of changes in exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities (including certain inter-company balances), particularly changes in the value of the U.S. dollar versus the Canadian dollar. At December 31, 2005, there were no foreign exchange contracts outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 with respect to financial statements and supplementary data is included in Exhibit 99.1 and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Effectiveness of Controls and Procedures

Management, under the supervision of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on such evaluation, IPSCO’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 and that there have been no significant changes in such controls and procedures, or in other factors, that could significantly affect these controls subsequent to their evaluation date.

Management’s Annual Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), our management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as December 31, 2005. In making this assessment, the Company used the criteria established by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

Based on the Company’s processes and the assessment described above, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was effective.

The attestation report prepared by Ernst & Young LLP, an independent registered public accounting firm, with respect to management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders of IPSCO Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that IPSCO Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IPSCO Inc.’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IPSCO Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, IPSCO Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of IPSCO Inc. and our report dated February 24, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
February 24, 2006
Chicago, Illinois

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The information required by this Item 10 with respect to directors is included in our definitive proxy statement and incorporated herein by reference. IPSCO’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

Executive Officers

Set forth below is information concerning IPSCO’s executive officers, excluding the President and Chief Executive Officer, David Sutherland:

Vicki L. Avril, 51, was appointed Senior Vice President and Chief Financial Officer in May 2004. Prior to joining IPSCO, Ms. Avril was the Senior Vice President and Chief Financial Officer of Wallace Computer Services Inc. (January 2001 to May 2003) and Vice President and Chief Financial Officer for Inland Steel Co. (now known as Ispat Inland Inc.) (1998-1999).

David L. Britten, 45, was appointed Vice President of Corporate Development in November 2004 and prior to that had been Vice President and General Manager, Tubulars Products since 1999.

Gregory R. Burnett, 43, was appointed Corporate Treasurer in December 2005. Prior to joining IPSCO Mr. Burnett was Director of Treasury (June 2005 to December 2005), Treasury Manager (March 2003 to May 2005), and Manager – Treasury Operations (July 2000 to February 2003) for United States Cellular Corporation.

Leslie T. Lederer, 57, was appointed Vice President, General Counsel and Corporate Secretary in March 2005. Prior to joining IPSCO, Mr. Lederer was Counsel to Winston & Strawn LLP (October 2004 to February 2005), Vice President – Strategic Investments of Smurfit-Stone Container Corporation (1998 to December 2003); and Vice President, Secretary and General Counsel of Stone Container Corporation (1987 to 1998).

Peter E. MacPhail, 57, was appointed Vice President of Primary Operations in February 2003 and prior to that he held other executive positions in the Company, including Vice President and General Manager, Canadian Steel Operations (April 2000 to January 2003) and Vice President (1996 to 2000).

E. Greg Maindonald, 53, was appointed Vice President of Operations Services in March 2003. Prior to such appointment Mr. Maindonald was President of General Scrap Partnership (February 2000 to March 2003). Prior to that he served IPSCO in various other executive capacities.

Philip M. Marusarz, 52, was appointed Corporate Controller in March 2004 and prior to that served also as Treasurer for the Company since joining IPSCO in March of 2001. Prior to joining IPSCO, Mr. Marusarz was Vice President, Finance of Invensys Inc. (October 2000 to February 2001).

Raymond J. Rarey, 57, was appointed Vice President and Chief Human Resources Officer in 2000. Prior to joining IPSCO, Mr. Rarey served as the Vice President, Human Resources for Berg Electronics Group (1996 to 1999).

Joseph D. Russo, 58, was appointed Senior Vice President and Chief Technical Officer in 2001. Mr. Russo has had other executive positions with IPSCO since becoming an officer of the Company in 1988.

John R. Tulloch, 58, was appointed Executive Vice President – Steel and Chief Commercial Officer in 2004, Mr. Tulloch has also served as Senior Vice President and Chief Commercial Officer (2000 to 2004), and has had other executive positions with the Company since becoming an officer in 1986.

Audit Committee/Audit Committee Financial Expert

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Ms. Hinshaw and Messrs. Wallace, Grandin, Olson, Sim and Zaozirny. The Audit Committee is chaired by Mr. Wallace.

Our Board of Directors has determined that Mr. Wallace is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act and NYSE listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Code of Ethics

IPSCO has a Code of Business Conduct, as well as a Conflicts of Interest Policy applicable to all directors, officers and employees of the Company that, together, constitute a “code of ethics” as set forth in the SEC’s rules. Both the Code of Business Conduct and the Conflicts of Interest Policy may be viewed on IPSCO’s website (www.ipsco.com). During the period covered by this report there have been no amendments to, nor waivers of, either the Code of Business Conduct or the Conflicts of Interest Policy applicable to IPSCO’s principal executive officer, principal financial officer or principal accounting officer. In the event IPSCO makes any amendment to, or grants any waiver of, a provision of the Code of Business Conduct or the Conflicts of Interest Policy, that applies to the noted officers and that requires disclosure under applicable SEC rules, IPSCO intends to disclose such amendment or waiver, the nature of and reasons for it, along with the name of the person to whom it was granted and the date on its internet website.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is included in our definitive proxy statement and incorporated herein by reference. IPSCO’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in our definitive proxy statement and incorporated herein by reference. IPSCO’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in our definitive proxy statement and incorporated herein by reference. IPSCO’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in our definitive proxy statement and incorporated herein by reference. IPSCO’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page No.	Description

(a) Financial Statements (attached as Exhibit 99.1)

3	Report of Independent Registered Public Accounting Firm

5	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

6	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

4	Consolidated Balance Sheets for the years ended December 31, 2005 and 2004

7	Consolidated Statement of Cash Flows for the Years ended December 31, 2005, 2004 and 2003

8	Notes to Consolidated Financial Statements

(b) Financial Statements Schedules

37	II. Valuation and Qualifying Accounts

All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

EXHIBITS

Exhibit No.		Description

(3)	Articles of Incorporation and Bylaws:

	3.1	Articles of Continuance of IPSCO Inc., incorporated by reference to Exhibit 3.1 to Form F-4/A filed November 12, 2003 (Registration No. 333-108820).

	3.2	Article of Incorporation of IPSCO Inc., incorporated by reference to Exhibit 3.2 to Form F-4/A filed November 12, 2003 (Registration No. 333-108820).

	3.3	Bylaws of IPSCO Inc. incorporated by reference to Exhibit 3.13 to Form F-4/A filed November 12, 2003 (Registration No. 333-108820).

(4)	Instruments defining rights of security holders:

	4.1	Shareholder Rights Agreement, amended and restated as at April 29, 2004, between IPSCO Inc. and Computershare Trust Company of Canada, as Rights Agent.

	4.2	Indenture dated as of June 18, 2003 between IPSCO Inc., as Issuer and Wells Fargo Bank Minnesota, N.A. as Trustee with respect to $200,000,000 8 ¾% Notes due 2013.

	4.2a	First Supplemental Indenture to $200,000,000 8 ¾% Notes due 2013, dated February 13, 2006.

(10)	Material Contracts:

	10.1	Incentive Share Plan, amended and restated as of March 3, 2005.

	10.2	Deferred Share Unit Plan for Directors.

	10.3	IPSCO Inc. Executive Deferred Compensation Incentive Plan, effective as of June 1, 2005.

	10.4	Form of Agreement to Defer Compensation.

	10.5	IPSCO Enterprises Inc. U.S. Supplemental Executive Retirement Plan, amended and restated as of January 1, 2005.

	10.6	Change of Control Agreement with David Sutherland, dated November 18, 2005.

	10.7	Change of Control Agreement with Vicki Avril, dated November 18, 2005. (Substantially identical agreements have been entered into as of the same date with John Tulloch and Joseph Russo.)

	10.7a	Schedule of Change of Control Agreements for Executives.

	10.8	IPSCO Inc. Canadian Supplemental Retirement Plan, amended and restated as of January 1, 2006.

10.9

Performance Unit Award Agreement with Burton M. Joyce, dated April 28, 2005. (Substantially identical agreements have been entered into as of the same date with Michael Grandin, Juanita Hinshaw, Jack Michaels, Bernard Michel, Allan Olson, Arthur Price, Richard Sim, Roger Tetrault, Gordon Thiessen, D. Muarry Wallace and John B. Zaozirny.)

10.9a	Schedule of 2005 Performance Unit Award Agreements with Directors.

10.10

Performance Unit Award Agreement with Burton M. Joyce, dated April 29, 2004. (Substantially identical agreements have been entered into as of the same date with Michael Grandin, Juanita Hinshaw, Jack Michaels, Bernard Michel, Allan Olson, Arthur Price, Richard Sim, Roger Tetrault, Gordon Thiessen, D. Muarry Wallace and John B. Zaozirny.)

10.10a	Schedule of 2004 Performance Unit Award Agreements with Directors.

10.11

Performance Unit Award Agreement with Burton M. Joyce, dated July 24, 2003. (Substantially identical agreements have been entered into as of the same date with Juanita Hinshaw, Jack Michaels, Bernard Michel, Allan Olson, Arthur Price, Richard Sim, Roger Tetrault, Gordon Thiessen, D. Murray Wallace and John B. Zaozirny.)

10.11a	Schedule of 2003 Performance Unit Award Agreements with Directors.

10.12

Restricted Stock and Performance Unit Award Agreement with David Sutherland, dated August 26, 2005. (Substantially similar agreements have been entered into with John Tulloch, Vicki Avril and Joe Russo.)

10.12 a	Schedule of 2005 Restricted Stock and Performance Unit Award Agreements with Executives.

10.13	Performance Unit Award Agreement with Peter MacPhail dated August 31, 2005.

10.14	Restricted Share Agreement with David Sutherland, dated October 1, 2004. (Substantially similar agreements have been entered into with John Tulloch, Vicki Avril and Joe Russo.)

10.14a	Schedule of 2004 Restricted Stock Award Agreements with Executives.

10.15	Restricted Share Agreement with David Sutherland, dated October 1, 2004.

10.16	Restricted Share Agreement with David Sutherland, dated July 24, 2003. (Substantially similar agreements have been entered into with John Tulloch and Joe Russo.)

10.16a	Schedule of 2003 Restricted Stock Award Agreements with Executives.

10.17	Performance Unit Award Agreement with Peter MacPhail, dated July 24, 2003.

10.18	Restricted Share Agreement with David Sutherland, dated July 24, 2003.

10.19	Share Option Agreement with Juanita Hinshaw, dated June 1, 2002.

10.20	Share Option Agreement with Michael Grandin, dated January 1, 2003.

10.21	Share Option Agreement with Richard Sim, dated April 26, 2000. (A substantially identical agreement has been entered into as of the same date with Roger Tetrault.)

10.22	Share Option Agreement with Richard Sim, dated May 2, 2001. (A substantially identical agreement has been entered into as of the same date with Roger Tetrault.)

10.23

Share Option Agreement with Richard Sim, dated April 24, 2002. (Substantially identical agreements have been entered into as of the same date with Burton Joyce, Jack Michaels, Roger Tetrault, Gordon Theissen, and Allan Olson.)

10.23a	Schedule of 2002 Share Option Agreements with Directors.

10.24	Revolving Credit Agreement IPSCO and The Toronto Dominion Bank, as Agent, dated as of November 19, 2004 (“Revolving Credit Agreement”).

10.24a	First Amendment to Revolving Credit Agreement, dated as of February 3, 2006.

10.24b	Second Amendment to Revolving Credit Agreement, dated as of February 21, 2006.

(14)	Code of Ethics

	14.1	IPSCO Code of Business Conduct.

	14.2	IPSCO Conflicts of Interest Policy.

(21)	Subsidiaries of the Registrant

	21.1	Subsidiaries.

(23)	Consent of Experts and Counsel

	23.1	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney

	24.1	Powers of Attorney.

(31)	Rule 13(a)-14(a)/15d-14 and Rule 13(a)-14(d)/15d Certifications

	31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

	31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(32)	Section 1350 Certification

	32.1	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(99)	Additional Exhibits

	99.1	Consolidated Financial Statements.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed (1) by the registrant, and (2) on behalf of the registrant by its principal executive, financial and accounting officers, and its directors.

IPSCO Inc.

(Registrant)

By:	/s/ David Sutherland	*Burton M. Joyce
David Sutherland		Burton M. Joyce
President and Chief Executive Officer		Chairman

By:	/s/ Vicki Avril	*Michael A. Grandin
Vicki Avril		Michael A. Grandin
Senior Vice President and Chief Financial Officer		Director

By:	/s/ Philip Marusarz	*Juanita H. Hinshaw
Philip Marusarz		Juanita H. Hinshaw
Corporate Controller		Director

*Jack Michaels
Jack Michaels
Director

*Bernard M. Michel
Bernard M. Michel
Director

*Allan S. Olson
Allan S. Olson
Director

*Arthur R. Price
Arthur R. Price
Director

*Richard G. Sim
Richard G. Sim
Director

David Sutherland
David Sutherland
Director

*Roger E. Tetrault
Roger E. Tetrault
Director

*Gordon Thiessen
Gordon Thiessen
Director

*Murray D. Wallace
Murray D. Wallace
Director

*John B. Zaozirny
John B. Zaozirny
Director

*	By:	/s/ Vicki Avril
Vicki Avril
Attorney-in-fact

Dated: March 13, 2006