Form 10-Q
period 2006-03-31
IPSCO INC
filed 2006-05-01
CIK 879933

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

Commission File Number: 001-14568

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes  ☐ No

The number of shares of common stock outstanding as of April 24, 2006 is 48,076,018.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

IPSCO Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(thousands of United States Dollars except for per share and ton data)

	For the Three Months Ended
	March 31	March 31
	2006	2005
Plate and Coil Tons Produced (thousands)	895.6	817.5
Finished Tons Shipped (thousands)	1,005.4	855.8
Sales	$902,896	$766,738
Cost of sales
Manufacturing and raw material	603,346	479,349
Depreciation of capital assets	20,083	19,802
	623,429	499,151
Gross income	279,467	267,587
Selling, general and administration	32,386	18,337
Operating income	247,081	249,250
Other expenses (income):
Interest on long-term debt	5,833	10,728
Net interest income	(7,015)	(2,783)
Foreign exchange loss (gain)	1,324	(394)
Other	(112)	(95)
Income Before Income Taxes	247,051	241,794
Income Tax Expense	96,350	87,026
Net Income	150,701	154,768
Cumulative translation adjustment	1,226	1,959
Fair value of derivatives, net of tax	(5,398)	4,041
Comprehensive income	$146,529	$160,768
Earnings per Common Share
—Basic	$3.15	$3.11
—Diluted	$3.12	$3.06
Dividends Declared per Common Share (Canadian dollars)	$0.18	$0.12

IPSCO Inc.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
(unaudited)
(thousands of United States Dollars)

	For the Three Months Ended
	March 31	March 31
	2006	2005
Retained Earnings at Beginning of Period	$1,341,659	$884,859
Net Income	150,701	154,768
Common Share Repurchase	—	(13,370)
Dividends on Common Shares	(7,450)	(4,958)
Retained Earnings at End of Period	$1,484,910	$1,021,299

IPSCO Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(thousands of United States Dollars)

	For the Three Months Ended
	March 31	March 31
	2006	2005
Operating Activities
Net income	$150,701	$154,768
Adjustments to reconcile net income to net cash flows from operating activities
Stock-based compensation	1,237	458
Depreciation of capital assets	20,083	19,802
Amortization of deferred charges	461	370
Deferred income taxes	804	39,589
Changes in operating assets and liabilities
Accounts receivable, less allowances	(12,725)	25,526
Inventories	(43,356)	6,416
Other	1,435	2,580
Accounts payable and accrued charges	(27,708)	(38,494)
Change in deferred pension liability	(178)	1,092
Income taxes payable	29,352	(60,850)
Net cash provided by operations	120,106	151,257
Investing Activities
Expenditures for capital assets	(30,599)	(13,358)
Proceeds from mortgage receivable, net	236	1,457
Investments	(330)	(170)
Net cash used for investing activities	(30,693)	(12,071)
Financing Activities
Common share dividends	(7,450)	(4,958)
Common shares issued pursuant to share option plan	447	10,929
Common share repurchase	—	(16,261)
Repayment of long-term debt	(4,991)	(4,589)
Net cash used for financing activities	(11,994)	(14,879)
Effect of exchange rate changes on cash and cash equivalents	2,841	2,441
Increase in Cash and Cash Equivalents	80,260	126,748
Cash and Cash Equivalents at Beginning of Period	583,064	354,774
Cash and Cash Equivalents at End of Period	$663,324	$481,522

IPSCO Inc.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(thousands of United States Dollars)

	March 31	December 31
	2006	2005
Current Assets
Cash and cash equivalents	$663,324	$583,064
Accounts receivable, less allowances	395,938	388,943
Inventories	559,521	506,237
Deferred income taxes	27,400	30,227
Other	7,184	8,615
	1,653,367	1,517,086
Non-Current Assets
Capital assets	1,054,779	1,056,186
Other	64,190	65,747
	1,118,969	1,121,933
Total Assets	$2,772,336	$2,639,019
Current Liabilities
Accounts payable and accrued charges	$276,912	$303,589
Income and other taxes payable	70,516	41,073
Current portion of long-term debt	6,300	4,114
	353,728	348,776
Long-Term Liabilities
Long-term debt	305,877	313,053
Other	44,538	44,584
Deferred income taxes	186,798	191,973
	537,213	549,610
Shareholders’ Equity
Common shares	419,719	419,272
Contributed surplus	16,785	15,548
Retained earnings	1,484,910	1,341,659
Accumulated other comprehensive loss	(40,019)	(35,846)
	1,881,395	1,740,633
Total Liabilities and Shareholders’ Equity	$2,772,336	$2,639,019

IPSCO Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(unaudited)
(thousands of United States Dollars)

1.      Effective with the fourth quarter of 2005, the Company prepares its financial statements in accordance with the generally accepted  accounting principles (GAAP) of the United States. A reconciliation of the differences between GAAP in Canada and the United States as they apply to the Company is provided in note 8.

These unaudited consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s 2005 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of expected results for the year.

2.                 Inventories

	March 31	December 31
	2006	2005
Finished goods	$144,223	$148,650
Work-in-process	236,044	190,860
Raw materials	93,063	99,706
Supplies	86,191	67,021
	$559,521	$506,237

3.                 Pension cost attributable to the Company’s pension plans is as follows:

	For the Three Months Ended
	March 31	March 31
	2006	2005
Defined benefit plans
Service cost	$2,059	$1,605
Interest cost	3,166	3,074
Expected return on plan assets	(3,201)	(2,873)
Amortization of gains, losses and past service costs	1,552	941
	3,576	2,747
Defined contribution plans	1,650	1,294
	$5,226	$4,041

4.      Basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, deferred share units, restricted shares and performance units. The per share amounts disclosed are based on the following:

	For the Three Months Ended
	March 31	March 31
	2006	2005
Numerator for basic and diluted earnings per share	$150,701	$154,768
Common shares outstanding—January 1	48,051,619	49,737,180
Non-vested restricted shares	(210,003)	(171,504)
Weighted average impact of shares issued (repurchased)	11,790	230,575
Denominator for basic earnings per share	47,853,406	49,796,251
Adjustment for share options	97,884	396,817
Adjustment for deferred share units	116,569	105,438
Adjustment for restricted shares	129,607	138,828
Adjustment for performance units	152,931	105,982
Denominator for diluted earnings per share	48,350,397	50,543,316

5.      Effective January 1, 2006, the Company adopted SFAS No. 123 (revised, Share-Based Payment (SFAS 123(R)) using the modified prospective approach. Prior to the adoption of SFAS 123(R) the Company accounted for share based awards in accordance with FASB Statement No. 123, Accounting for Stock Based Compensation. Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter 2006 includes compensation cost for all share based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with provisions of SFAS 123(R). The impact of adopting SFAS 123(R) was not material to the financial statements.

The Company has a share option plan under which common shares are reserved for directors, officers and employees. As of March 31, 2006 and March 31, 2005, shares available for future grants are 728,364 and 372,696, respectively. The restricted shares and performance units vest at the end of three years based on continued employment and achievement of certain Company performance objectives. Restricted shares are entitled to dividends declared on common shares during the vesting period and, upon vesting, performance units are entitled to an amount equal to dividends declared during the vesting period. The fair value of the grants is being amortized to compensation expense over the vesting period. Compensation expense of $8,936 and $458 has been recorded in the three month periods ended March 31, 2006 and March 31, 2005, respectively.

Share Options

The following is the continuity of granted options outstanding with weighted average exercise price in Canadian dollars:

	For the Three Months Ended
	March 31, 2006		March 31, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	175,025	23.50	1,205,065	24.90
Options exercised	(21,400)	24.17	(534,095)	25.18
Balance at end of period	153,625	23.41	670,970	24.69

The March 31, 2006 weighted average remaining contractual life of the outstanding options is 4.8 years.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of the outstanding and exerciseable options at March 31, 2006 is CDN 15.0 million. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was CDN $1.8 million and CDN $19.8 million, respectively.

Performance Units

The following is the continuity of performance units outstanding:

	For the Three Months Ended
	March 31	March 31
	2006	2005
Balance at beginning of period	242,766	133,985
Performance units granted	800	—
Performance units cancelled	(625)	—
Balance at end of period	242,941	133,985

The March 31, 2006 weighted average grant date fair value of the performance units is CDN $42.55.

Restricted Shares

The following is the continuity of restricted shares outstanding:

	For the Three Months Ended
	March 31	March 31
	2006	2005
Balance at beginning and end of period	210,003	171,504

The March 31, 2006 weighted average grant date fair value of the restricted shares is CDN $30.70.

At March 31, 2006, there was $14.8 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over the weighted-average vesting period of 2 years.

In March 2005, the Company filed a normal course issuer bid which entitled the Company to acquire approximately 4.2 million of its common shares between March 16, 2005 and March 15, 2006. All purchases were made on the open market at the market price at the time of the purchase. All shares purchased under the bid were cancelled. During the quarter ended March 31, 2005, 294,000 common shares were purchased for $16.3 million.

6.      The Company is organized and managed as a single business segment, being steel products, and the Company is viewed as a single operating segment by the chief operating decision maker for the purposes of resource allocation and assessing performance.

Financial information on the Company’s geographic areas follows. Sales are allocated to the country in which the third party customer receives the product.

	For the Three Months Ended
	March 31	March 31
	2006	2005
Sales
Canada	$340,833	$245,509
United States	562,063	521,229
	$902,896	$766,738

	March 31	March 31
	2006	2005
Capital Assets
Canada	$212,322	$213,621
United States	842,457	842,565
	$1,054,779	$1,056,186

	For the Three Months Ended
	March 31	March 31
	2006	2005
Sales information by product group is as follows:
Steel mill products	$504,213	$500,489
Tubular products	398,683	266,249
	$902,896	$766,738

Tubular product sales volume in the first and second quarters can be negatively impacted by weather conditions in Western Canada.

7.                 Consolidating Financial Statements

The following information presents the condensed consolidating balance sheet as at March 31, 2006 and December 31, 2005, and the condensed consolidating statements of income and cash flows for the quarters ended March 31, 2006 and 2005. The condensed consolidating financial statements present the accounts of IPSCO Inc. (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture dated as of June 18, 2003 to the IPSCO Inc. 8¾% Senior Notes due 2013 (“the Notes”) which were issued on June 18, 2003. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries. The Guarantor subsidiaries, all of which are wholly-owned by IPSCO Inc., are IPSCO Saskatchewan Inc., IPSCO Recycling Inc., IPSCO Enterprises Inc., IPSCO Minnesota Inc., IPSCO Texas Inc., IPSCO Tubulars Inc., IPSCO Steel Inc., and IPSCO Steel (Alabama) Inc. Non-Guarantor subsidiaries are IPSCO Direct Inc., Western Steel Limited, General Scrap Partnership, IPSCO Sales Inc., IPSCO Construction Inc. and General Scrap Inc.

IPSCO Inc. Condensed Consolidating Statements of Income
Three Months Ended March 31, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$229,659	$798,382	$137,686	$(262,831)	$902,896
Cost of sales
Manufacturing and raw material	197,395	554,298	120,377	(268,724)	603,346
Depreciation of capital assets	4,216	15,552	315	—	20,083
	201,611	569,850	120,692	(268,724)	623,429
Gross income	28,048	228,532	16,994	5,893	279,467
Selling, general and administration	17,466	15,025	(105)	—	32,386
Operating income	10,582	213,507	17,099	5,893	247,081
Other expenses (income)
Interest on long-term debt	4,023	2,696	—	(886)	5,833
Other interest (income) expense, net	(1,225)	(5,580)	(210)	—	(7,015)
Foreign exchange loss (gain)	1,093	213	18	—	1,324
Intercompany interest/dividend	1,882	(796)	(194)	(892)	—
Equity income	(148,100)	(8,950)	—	156,938	(112)
Other (income) expense	(6,575)	(891)	—	7,466	—
Income (loss) before income taxes	159,484	226,815	17,485	(156,733)	247,051
Income taxes	8,783	80,901	6,543	123	96,350
Net income (loss)	$150,701	$145,914	$10,942	$(156,856)	$150,701

IPSCO Inc. Condensed Consolidating Statements of Income
Three Months Ended March 31, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$179,383	$726,184	$55,807	$(194,636)	$766,738
Cost of sales
Manufacturing and raw material	164,631	491,342	48,350	(224,974)	479,349
Depreciation of capital assets	4,899	14,562	341	—	19,802
	169,530	505,904	48,691	(224,974)	499,151
Gross income	9,853	220,280	7,116	30,338	267,587
Selling, general and administration	6,378	12,325	—	(366)	18,337
Operating income	3,475	207,955	7,116	30,704	249,250
Other expenses (income)
Interest on long-term debt	7,957	2,771	—	—	10,728
Other interest (income) expense, net	(228)	(2,368)	(187)	—	(2,783)
Foreign exchange loss (gain)	(2,383)	1,987	2	—	(394)
Intercompany interest/dividend	(298)	2,118	(992)	(828)	—
Equity income	(153,263)	(4,594)	—	157,762	(95)
Other (income) expense	(4,975)	(1,185)	(6)	6,166	—
Income (loss) before income taxes	156,665	209,226	8,299	(132,396)	241,794
Income taxes	1,897	72,750	3,244	9,135	87,026
Net income (loss)	$154,768	$136,476	$5,055	$(141,531)	$154,768

IPSCO Inc. Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$150,701	$145,914	$10,942	$(156,856)	$150,701
Non-cash adjustments	(141,345)	2,519	4,353	157,058	22,585
Change in operating assets and liabilities	209,945	(264,466)	581	760	(53,180)
Net cash provided by (used for) operating activities	219,301	(116,033)	15,876	962	120,106
Investing activities
Expenditures for capital assets	(2,955)	(22,862)	(3,897)	(885)	(30,599)
Proceeds from mortgage receivable, net	—	—	236	—	236
Other investing activities	—	(330)	—	—	(330)
Net cash used for investing activities	(2,955)	(23,192)	(3,661)	(885)	(30,693)
Financing activities
Common share dividends	(7,450)	—	—	—	(7,450)
Common shares issued pursuant to share option plan	447	—	—	—	447
Repayment of long-term debt	—	(4,991)	—	—	(4,991)
Net cash used for financing activities	(7,003)	(4,991)	—	—	(11,994)
Effect of exchange rate changes on cash and cash equivalents	2,750	2,221	(2,053)	(77)	2,841
Increase (decrease) in cash and cash equivalents	212,093	(141,995)	10,162	—	80,260
Ccash and cash equivalents at beginning of period	57,366	514,599	11,099	—	583,064
Cash and cash equivalents at end of period	$269,459	$372,604	$21,261	$—	$663,324

IPSCO Inc. Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$154,768	$136,476	$5,055	$(141,531)	$154,768
Non-cash adjustments	(149,565)	42,631	257	166,896	60,219
Change in operating assets and liabilities	34,200	(58,066)	(15,832)	(24,032)	(63,730)
Net cash provided by (used for) operating activities	39,403	121,041	(10,520)	1,333	151,257
Investing activities
Expenditures for capital assets	(6,114)	(5,865)	(1,379)	—	(13,358)
Proceeds from mortgage receivable, net	—	1,538	(81)	—	1,457
Other investing activities	—	(170)	—	—	(170)
Net cash used for investing activities	(6,114)	(4,497)	(1,460)	—	(12,071)
Financing activities
Common share dividends	(4,958)	—	—	—	(4,958)
Common shares issued pursuant to share option plan	10,929	—	—	—	10,929
Common share repurchase	(16,261)	—	—	—	(16,261)
Issue (repayment) of long-term debt	—	(4,589)	—	—	(4,589)
Net cash used for financing activities	(10,290)	(4,589)	—	—	(14,879)
Effect of exchange rate changes on cash and cash equivalents	5,011	(6,465)	5,228	(1,333)	2,441
Increase (decrease) in cash and cash equivalents	28,010	105,490	(6,752)	—	126,748
Cash and cash equivalents at beginning of period	14,277	304,785	35,712	—	354,774
Cash and cash equivalents at end of period	$42,287	$410,275	$28,960	$—	$481,522

IPSCO Inc. Condensed Consolidating Balance Sheets
As at March 31, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets
Cash and cash equivalents	$269,459	$372,604	$21,261	$—	$663,324
Accounts receivable, less allowances	(61,476)	412,794	44,620	—	395,938
Inventories	168,058	395,128	10,878	(14,543)	559,521
Deferred income taxes	20,610	4,297	2,493	—	27,400
Other	3,757	2,955	472	—	7,184
	400,408	1,187,778	79,724	(14,543)	1,653,367
Non-current assets
Capital assets	133,923	892,880	25,302	2,674	1,054,779
Other	1,637,190	63,582	3,288	(1,639,870)	64,190
	1,771,113	956,462	28,590	(1,637,196)	1,118,969
Total assets	$2,171,521	$2,144,240	$108,314	$(1,651,739)	$2,772,336
Current liabilities
Accounts payable and accrued charges	$66,822	$203,831	$6,259	$—	$276,912
Income and other taxes payable	(7,359)	71,165	6,710	—	70,516
Current portion of long-term debt	—	6,300	—	—	6,300
	59,463	281,296	12,969	—	353,728
Long-term liabilities
Long-term debt	168,570	137,307	—	—	305,877
Other	16,949	27,589	—	—	44,538
Deferred income taxes	45,144	120,598	25,750	(4,694)	186,798
	230,663	285,494	25,750	(4,694)	537,213
Shareholders’ equity	1,881,395	1,577,450	69,595	(1,647,045)	1,881,395
Total liabilities and shareholders’ equity	$2,171,521	$2,144,240	$108,314	$(1,651,739)	$2,772,336

IPSCO Inc. Condensed Consolidating Balance Sheets
As at December 31, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Current assets
Cash and cash equivalents	$57,366	$514,599	$11,099	$—	$583,064
Accounts receivable, less allowances	173,594	178,538	36,811	—	388,943
Inventories	144,730	363,974	11,594	(14,061)	506,237
Deferred income taxes	25,169	4,651	407	—	30,227
Other	5,156	2,410	1,049	—	8,615
	406,015	1,064,172	60,960	(14,061)	1,517,086
Non-current assets
Capital assets	138,449	894,130	22,086	1,521	1,056,186
Other	1,470,677	104,284	3,182	(1,512,396)	65,747
	1,609,126	998,414	25,268	(1,510,875)	1,121,933
Total assets	$2,015,141	$2,062,586	$86,228	$(1,524,936)	$2,639,019
Current liabilities
Accounts payable and accrued charges	$53,428	$246,843	$3,318	$—	$303,589
Income and other taxes payable	(11,794)	50,668	2,199	—	41,073
Current portion of long-term debt	—	4,114	—	—	4,114
	41,634	301,625	5,517	—	348,776
Long-term liabilities
Long-term debt	168,569	144,484	—	—	313,053
Other	16,966	27,618	—	—	44,584
Deferred income taxes	47,339	127,623	21,843	(4,832)	191,973
	232,874	299,725	21,843	(4,832)	549,610
Shareholders’ equity	1,740,633	1,461,236	58,868	(1,520,104)	1,740,633
Total liabilities and shareholders’ equity	$2,015,141	$2,062,586	$86,228	$(1,524,936)	$2,639,019

8.                 Differences between United States and Canadian generally accepted accounting principles

Reconciliation of the line items of the consolidated statements of income and cash flows and the consolidated balance sheets from U.S. GAAP to Canadian GAAP follows. Information on the nature of these adjustments is provided in Note 21 to the Company’s 2005 consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(thousands of United States Dollars except for per share and ton data)

	For the Three Months Ended March 31, 2006				For the Three Months Ended March 31, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Plate and Coil Tons Produced (thousands)	895.6			895.6	817.5			817.5
Finished Tons Shipped (thousands)	1,005.4			1,005.4	855.8			855.8
Sales	$902,896	a)	$(27,483)	$875,413	$766,738	a)	$(20,741)	$745,997
Cost of sales
Manufacturing and raw material	603,346	a)	(27,483)	579,181	479,349	a)	(20,741)	461,941
		b)	3,471			b)	3,471
		c)	(153)			c)	(138)
Amortization of capital assets	20,083	b)	(2,224)	23,219	19,802	b)	(2,224)	19,251
		c)	41			c)	38
		d)	5,319			d)	1,635
	623,429		(21,029)	602,400	499,151		(17,959)	481,192
Gross income	279,467		(6,454)	273,013	267,587		(2,782)	264,805
Selling, general and administration	32,386			32,386	18,337			18,337
Operating income	247,081		(6,454)	240,627	249,250		(2,782)	246,468
Other expenses (income):
Interest on long-term debt	5,833	b)	(2,118)	3,715	10,728	b)	(2,194)	8,534
Net interest income	(7,015)	c)	—	(7,015)	(2,783)	c)	5	(2,778)
Foreign exchange loss (gain)	1,324			1,324	(394)			(394)
Other (income) expenses	(112)	c)	112	—	(95)	c)	95	—
Income before income taxes and cumulative effect of accounting change	247,051		(4,448)	242,603	241,794		(688)	241,106
Income tax expense	96,350	b)	339	94,615	87,026	b)	341	86,778
		d)	(2,074)			d)	(589)
Net Income	$150,701		$(2,713)	$147,988	$154,768		$(440)	$154,328
Earnings PerCommon Share — Basic	$3.15			$3.09	$3.11			$3.10
— Diluted	$3.12			$3.06	$3.06			$3.05

a)                  Freight invoiced to customers

b)                 2000 sale-leaseback transaction

c)                  Joint venture

d)                 Amortization of difference in amounts capitalized

e)                  Translation of convenience

f)                   Capitalization of interest

g)                  Capitalization of commissioning costs

h)                 Derivatives

i)                    Minimum pension liability

j)                    Change in accounting policy

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended March 31, 2006				For the Three Months Ended March 31, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Operating Activities

Net income	$150,701		$(2,713)	$147,988	$154,768		$(440)	$154,328
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation of capital assets	20,083		3,136	23,219	19,802		(551)	19,251
Amortization of deferred charges	461			461	370			370
Stock based compensation	1,237			1,237	458			458
Deferred income taxes	804	b)	339	(931)	39,589	b)	341	39,341
		d)	(2,074)			d)	(589)
Changes in operating assets and liabilities
Accounts receivable	(12,725)	c)	(294)	(13,019)	25,526	c)	155	25,681
Inventories	(43,356)	c)	(67)	(43,423)	6,416	c)	32	6,448
Other current assets	1,435			1,435	2,580			2,580
Accounts payable and accrued charges	(27,708)	b)	(3,638)	(31,236)	(38,494)	b)	(3,312)	(41,999)
		c)	110			c)	(193)
Change in deferred pension liability	(178)			(178)	1,092			1,092
Income and other taxes payable	29,352	c)	—	29,352	(60,850)	c)	155	(60,695)
Net cash provided by operations	120,106		(5,201)	114,905	151,257		(4,402)	146,855
Investing Activities
Expenditures for capital assets, net of litigation settlement	(30,599)	c)	(54)	(30,653)	(13,358)	c)	(48)	(13,406)
Proceeds from mortgage receivable, net	236			236	1,457			1,457
Investments	(330)	c)	330	—	(170)	c)	170	—
Net cash used for investing activities	(30,693)		276	(30,417)	(12,071)		122	(11,949)
Financing Activities
Common shares issued pursuant to share option plan	447			447	10,929			10,929
Common share dividends	(7,450)			(7,450)	(4,958)			(4,958)
Common share repurchase	—			—	(16,261)			(16,261)
Repayment of long-term debt	(4,991)	b)	4,991	—	(4,589)	b)	4,589	—
Net cash (used for) provided by financing activities	(11,994)		4,991	(7,003)	(14,879)		4,589	(10,290)
Effect of exchange rate changes on cash and cash equivalents	2,841			2,841	2,441			2,441
Increase in Cash and Cash Equivalents	80,260		66	80,326	126,748		309	127,057
Cash and Cash Equivalents at Beginning of Period	583,064	c)	144	583,208	354,774	c)	303	355,077
Cash and Cash Equivalents at End of Period	$663,324		$210	$663,534	$481,522		$612	$482,134

CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of United States Dollars)

	March 31, 2006				December 31, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Current Assets
Cash and cash equivalents	$663,324	c)	$210	$663,534	$583,064	c)	$144	$583,208
Accounts receivable, less allowances	395,938	c)	679	391,844	388,943	c)	222	377,324
		h)	(4,773)			h)	(11,841)
Inventories	559,521	c)	217	559,738	506,237	c)	150	506,387
Future income taxes	27,400		—	27,400	30,227		—	30,227
Other	7,184		—	7,184	8,615	c)	22	8,637
	1,653,367		(3,667)	1,649,700	1,517,086		(11,303)	1,505,783
Non-Current Assets
Capital assets	1,054,779	b)	(110,580)	1,061,069	1,056,186	b)	(112,804)	1,065,558
		c)	2,582			c)	2,569
		d)	(11,847)			d)	(6,528)
		f)	13,902			f)	13,902
		g)	112,233			g)	112,233
Other	64,190	c)	(2,955)	68,343	65,747	c)	(2,776)	70,033
		i)	7,108			i)	7,062
	1,118,969		10,443	1,129,412	1,121,933		13,658	1,135,591
Total Assets	$2,772,336		$6,776	$2,779,112	$2,639,019		$2,355	$2,641,374
Current Liabilities
Accounts payable and accrued charges	$276,912	b)	$(10,240)	$266,069	$303,589	b)	$(6,602)	$297,318
		c)	733			c)	331
		h)	(1,336)
Income and other taxes payable	70,516			70,516	41,073			41,073
Current portion of long-term debt	6,300	b)	(6,300)	—	4,114	b)	(4,114)	—
	353,728		(17,143)	336,585	348,776		(10,385)	338,391
Long-Term Liabilities
Long-term debt	305,877	b)	(109,307)	196,570	313,053	b)	(116,483)	196,570
Other	44,538	i)	(44,538)	—	44,584	i)	(44,584)	—
Future income taxes	186,798	b)	5,629	250,747	191,973	b)	5,290	254,652
		d)	(4,925)			d)	(2,851)
		f)	5,172			f)	5,172
		g)	41,751			g)	41,751
		h)	(1,341)			h)	(4,346)
		i)	17,663			i)	17,663
	537,213		(89,896)	447,317	549,610		(98,388)	451,222
Shareholders’ Equity
Common shares	419,719	e)	(40,733)	378,986	419,272	e)	(40,733)	378,539
Contributed surplus	16,785			16,785	15,548			15,548
Retained earnings	1,484,910	b)	9,642	1,519,142	1,341,659	b)	9,110	1,378,603
		d)	(6,922)			d)	(3,678)
		e)	(47,700)			e)	(47,700)
		f)	8,730			f)	8,730
		g)	70,482			g)	70,482
Accumulated other comprehensive loss	(40,019)	e)	88,433	80,297	(35,846)	e)	88,433	79,071
Cumulative translation adjustment		h)	(2,096)			h)	(7,495)
		i)	33,979			i)	33,979
	1,881,395		113,815	1,995,210	1,740,633		111,128	1,851,761
Total Liabilities and Shareholders’ Equity	$2,772,336		$6,776	$2,779,112	$2,639,019		$2,355	$2,641,374

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements made in this report that are not statements of historical fact are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, any statements that may project, indicate or imply future results, events, performance or achievements and can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of these terms or other comparable words, or by discussions of strategy, plans or intentions.

Forward-looking information reflects management’s current views of future events and financial performance that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include, but are not limited to, the following: (1) general economic conditions; (2) changes in financial markets; (3) political conditions and developments, including conflict in the Middle East and the war on terrorism; (4) changes in the supply and demand for steel and our specific steel products; (5) the level of demand outside of North America for steel and steel products; (6) equipment performance at our manufacturing facilities; (7) the occurrence of any material lawsuits; (8) the availability of capital; (9) our ability to properly and efficiently staff our manufacturing facilities; (10) domestic and international competitive factors, including the level of steel imports into the Canadian and U.S. markets; (11) economic conditions in steel exporting nations; (12) trade sanction activities and the enforcement of trade sanction remedies; (13) supply and demand for scrap steel and iron, alloys and other raw materials; (14) supply, demand and pricing for the electricity and natural gas that we use; (15) changes in environmental and other regulations, including regulations arising from the Canadian Parliament’s ratification of the Kyoto Protocol, and the magnitude of future environmental expenditures; (16) inherent uncertainties in the development and performance of new or modified equipment or technologies; (17) North American interest rates; and (18) exchange rates.

This list is not exhaustive of the factors that may impact our forward-looking statements. These and other factors should be considered carefully and users should not place undue reliance on our forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to any such future results, levels of activity or achievements and neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.

We refer you to the sections captioned “Statement Regarding Forward-Looking Information” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference, for a more detailed discussion of some of the many factors, variables, risks, and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in our other filings made from time to time with the Securities and Exchange Commission.

General

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three-month periods ended March 31, 2006 and March 31, 2005, and the Company’s consolidated financial position at March 31, 2006. We continue to operate and report our business as a single business segment. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year-ended December 31, 2005. As used in this report, IPSCO Inc. and its subsidiaries, unless otherwise specified, are collectively referred to as “IPSCO” or the “Company”, and unless the context otherwise requires, the terms “we”, “us”, “our” and similar references refer to the Company.

Overview: First Quarter Operating Results 2006 vs. 2005

First quarter 2006 sales were a record $902.9 million, $136.2 million or 17.8% higher than the $766.7 million reported in the first quarter of 2005. Steel mill product revenue of $504.2 million increased $3.7 million over the first quarter 2005 as significant steel mill product volume increases were offset by lower average selling prices. Tubular product sales of $398.7 million increased $132.4 million or 49.7% from the same quarter last year driven by higher sales volumes and increased pricing.

For the quarter, IPSCO shipped a record 1,005,000 tons of finished products, up 150,000 tons or 17.5% from the 856,000 tons reported last year. Steel mill products had record shipments in the first quarter of 658,000 tons, 40,000 tons or 6.5% more than the prior year. Tubular products had record shipments in the first quarter of 347,000 tons, 109,000 tons or 46.0% higher compared to 238,000 tons in last year’s first quarter. Small diameter energy tubular sales, driven by higher rig counts in Canada were at record levels. Energy tubular shipments were 209,000 tons, up 25,000 tons from the same period last year. Large diameter pipe shipments were 80,000 tons, up 76,000 tons from first quarter of 2005. The market for large diameter product is a function of new pipeline projects and maintenance to existing pipelines. Since the first quarter of 2005, there has been a substantial increase in pipeline projects.

Plate and coil tons produced in the first quarter of 2006 were 896,000 tons compared to 818,000 tons in first quarter of 2005. A favorable product mix and production efficiencies led to the volume increase from first quarter of 2005.

Gross income of $279.5 million for the first quarter of 2006 was $11.9 million higher than the same period last year. First quarter gross margin declined from 34.9% to 31.0% for the first quarter of 2005 due to lower average steel mill product selling prices, higher costs relating to steel mill inputs and higher tubular input and conversion costs partially offset by higher average tubular pricing.

The average per ton cost of scrap consumed in the first quarter of 2006 increased 4% from the first quarter of 2005. Aggregate conversion costs for the three steelworks were 11% higher than the same period last year due to increases in alloys, energy costs and maintenance. IPSCO supplies the majority of steel input needed to make tubular product. Any additional coil needed for tubular production is purchased externally. The increase in the cost of steel produced, as well as the increase in the cost of purchased coil, increased average tubular costs. The average cost per ton of all product sold increased to $620 per ton, $37 per ton higher than the same quarter last year.

Selling, general and administrative expenses were $32.4 million during the first quarter of 2006, as compared to $18.4 million during the same period in 2005, an increase of $14.0 million, or 77%. Administrative expenses increased $10.0 million due to the increased share price and subsequent impact on share based compensation and the adoption of SFAS 123(R), Share-Based Payment in the first quarter of 2006. Selling, general and administrative expenses represented 3.6% of sales compared to 2.4% in 2005.

Operating income per ton in the first quarter was $246 per ton compared to $291 per ton in the prior period compared due to the factors previously discussed.

Interest expense on long-term debt was $5.8 million, down 46% from $10.7 million in the first quarter of 2005. This reduction in first quarter 2006 compared to first quarter 2005 is the result of significant reduction in long-term debt through 2005 from scheduled payments, redemptions and open market purchases. Interest income increased $4.2 million to $7.0 million due to higher average cash balances and interest rate increases compared to the prior period.

Changes in the Canadian to U.S. dollar exchange rates can impact reported earnings. During the quarters compared, the exchange rate was volatile but moved in opposite directions, resulting in a first quarter 2006 foreign exchange loss of $1.3 million compared to a gain in 2005 of $0.4 million.

The effective tax rate of 39% was up from the 36% recorded in the first quarter of 2005. In the first quarter of 2005, IPSCO estimated that all of the anticipated U.S. earnings would be permanently reinvested in our U.S. operations. The resulting estimate of the annual tax rate was 36% for 2005. With the record shipments and sales within our U.S. operations in the first quarter of 2006, IPSCO currently believes that a portion of our earnings in the United States would not be permanently reinvested and has recorded a tax rate of 39% to reflect future withholding tax payments on repatriation of these funds.

Net income for the first quarter of 2006 was $150.7 million or $3.12 per diluted share compared to $154.8 million or $3.06 per diluted share during first quarter of 2005. The decrease in net income during 2006 was due to the factors described above. Earnings per diluted share in the first quarter of 2006 were reduced $0.15 per diluted share as compared to the prior year due to the impact of the higher effective tax rate. Earnings per diluted share benefited by $0.14 compared to the prior year due to the reduction of shares resulting from the share buy back efforts in 2005. The denominator used in the earnings per share calculation was 50.5 million shares in the first quarter of 2005 versus 48.4 million shares in the first quarter of 2006.

Outlook

Robust end user demand for steel mill products is expected for all of 2006. IPSCO’s steel mill capacity is fully committed through the second quarter. The favorable pricing environment, which has been better than previously anticipated, will be partially offset by increased costs. Operations are expected to maintain strong performance as scheduled maintenance outages are minimal during the year.

We expect high oil and gas prices to continue to drive high rig counts and demand for OCTG products. First quarter 2006 rig counts were 35% higher in Canada and 18% higher in the U.S. than first quarter of last year. North American energy tubular demand is anticipated to be at the highest levels that weather conditions and rig availability will allow for all of 2006. In addition, our spiral pipe facilities are booked at full capacity through the third quarter of 2007.

We anticipate that our second quarter energy tubular sales volumes will experience the normal seasonal reduction as a result of the spring thaw and road restrictions in Western Canada. However, due to the strong market conditions we are running all small diameter pipe mills at capacity in order to meet customer needs for product following spring break up. Excluding foreign exchange gains or losses and assuming an effective tax rate of 39%, we forecast second quarter 2006 earnings to be in the range of $2.60 to $2.80 per diluted share.

Financial Position and Liquidity

Cash at March 31, 2006 was $663.3 million, an increase of $80.3 million in the quarter. Net cash generated by operating activities for the three months ended March 31, 2006 was $120.1 million compared to $151.3 million generated by operating activities for the same period in 2005. This decrease was primarily due to an increase in inventory and accounts receivable related to increased production volumes and sales.

Capital expenditures in the first quarter of 2006 were $30.6 million, compared with $13.4 million in the same period in 2005. In the prior year, capital expenditures focused primarily on maintenance projects. In 2006, in addition to maintenance projects, IPSCO has approved a number of additional projects targeted to reduce costs and add value to our product lines. In February 2006, the Company approved the expenditure of a total of $45.2 million for the installation of a vacuum degasser at the Montpelier Steelworks and a coil preparation facility as well as other related enhancements to the large diameter spiral pipe mill operations located in Regina, Saskatchewan. Capital expenditures are anticipated to total approximately $160 million in 2006.

In February 2006, IPSCO’s Board of Directors approved a 12% increase in the quarterly cash dividend on the Company’s common shares from CDN $0.16 to $0.18 per share, paid on March 31, 2006 to stockholders of record on March 10, 2006.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

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

Commodity Price Risk

IPSCO manages a portion of our exposure to price risk related to natural gas purchases by using derivative financial instruments. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the consolidated balance sheets and recognized into production costs in the same period as the underlying transaction. At March 31, 2006, accumulated other comprehensive income/loss includes $2.1 million in unrealized net-of-tax gains for the fair value of these instruments. A sensitivity analysis indicates that the reduction in the fair value of these instruments at March 31, 2006, due to hypothetical declines of 10% and 25% in market prices of natural gas at that time would be $4.2 million and $10.5 million, respectively (March 31, 2005 - $3.9 million and $9.3 million, respectively). Any resulting changes in fair value would be recorded as adjustments to other comprehensive income, net of tax. Because these instruments are hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Interest Rate Risk

IPSCO’s outstanding debt is fixed rate debt and IPSCO’s investment practice is to invest in highly liquid money market funds or securities with short remaining maturities. As a result, changes in interest rates are not expected to have a significant impact on the value of these investments. As such, future changes in interest rates are not expected to impact interest expense or the value of cash equivalent investments. IPSCO does not engage in interest swaps to manage interest rate exposure.

Foreign Currency Risk

IPSCO is subject to the impact of changes in exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities (including certain inter-company balances), particularly changes in the value of the U.S. dollar versus the Canadian dollar. At March 31, 2006, there were no foreign exchange contracts outstanding.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based on such evaluation, IPSCO’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006, and that there have been no significant changes in such controls and procedures, or in other factors, that could significantly affect these controls subsequent to their evaluation date.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There have been no material changes in legal proceedings since the issuance of the Company’s Form 10-K.

Item 1A.                Risk Factors.

There have been no material changes in the risk factors provided in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSCO INC. (Registrant)
By: /s/ DAVID S. SUTHERLAND
Date: May 1, 2006	David S. Sutherland
President and Chief Executive Officer
By: /s/ VICKI L. AVRIL
Date: May 1, 2006	Vicki L. Avril
Senior Vice President and Chief Financial Officer