Form 10-Q
period 2006-06-30
IPSCO INC
filed 2006-08-01
CIK 879933

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

or

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from              to

Commission File Number:

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes   ☐ No

The number of shares of common stock outstanding as of July 31, 2006 is 47,185,923.

IPSCO Inc.
Form 10-Q, June 30, 2006
Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

IPSCO Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
(thousands of United States Dollars except for per share and ton data)

		For the Three Months Ended		For the Six Months Ended
		June 30	June 30	June 30	June 30
		2006	2005	2006	2005
	Plate and Coil Tons Produced (thousands)	952.5	857.7	1,848.1	1,675.2
	Finished Tons Shipped (thousands)	1,001.0	803.5	2,006.4	1,659.3

	Sales	$893,558	$687,674	$1,796,454	$1,454,412
	Cost of sales	632,007	457,321	1,255,436	956,472
	Gross income	261,551	230,353	541,018	497,940
	Selling, general and administration	18,694	16,141	51,080	34,478
	Operating income	242,857	214,212	489,938	463,462
	Other expenses (income):
	Interest on long-term debt	5,708	9,675	11,541	20,403
	Net interest income	(8,208)	(3,240)	(15,223)	(6,023)
	Loss on early extinguishment of debt	—	10,249	—	10,249
	Foreign exchange gain	(5,083)	(759)	(3,759)	(1,153)
	Other	(106)	80	(218)	(15)
	Income Before Income Taxes	250,546	198,207	497,597	440,001
	Income Tax Expense	94,178	71,354	190,528	158,380
	Net Income	156,368	126,853	307,069	281,621
	Cumulative translation adjustment	29,234	(3,681)	30,460	(1,722)
	Fair value of derivatives, net of tax	(2,286)	(956)	(7,684)	3,085
	Comprehensive income	$183,316	$122,216	$329,845	$282,984
Earnings per Common Share	—Basic	$3.28	$2.60	$6.43	$5.71
	—Diluted	$3.25	$2.57	$6.36	$5.64
	Dividends Declared per Common Share (Canadian dollars)	$0.20	$0.14	$0.38	$0.26

IPSCO Inc.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Retained Earnings at Beginning of Period	$1,484,910	$1,021,299	$1,341,659	$884,859
Net Income	156,368	126,853	307,069	281,621
Common Share Repurchase	(75,096)	(83,698)	(75,096)	(97,068)
Dividends on Common Shares	(8,488)	(5,496)	(15,938)	(10,454)
Retained Earnings at End of Period	$1,557,694	$1,058,958	$1,557,694	$1,058,958

IPSCO Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Operating Activities
Net income	$156,368	$126,853	$307,069	$281,621
Adjustments to reconcile net income to net cash flows from operating activities
Loss on early extinguishment of debt	—	10,249	—	10,249
Unrealized foreign exchange gain	—	(1,939)	—	(1,939)
Stock-based compensation	411	523	1,648	981
Depreciation of capital assets	13,212	20,288	33,295	40,090
Amortization of deferred charges	538	505	999	875
Deferred income taxes	(6,937)	4,833	(6,133)	44,422
Changes in operating assets and liabilities
Accounts receivable, less allowances	11,596	59,922	(1,129)	85,448
Inventories	(88,958)	(60,921)	(132,314)	(54,505)
Other	1,299	1,562	2,734	4,142
Accounts payable and accrued charges	(3,227)	(29,780)	(30,935)	(68,274)
Change in deferred pension liability	(265)	(747)	(443)	345
Income taxes payable	(66,802)	48,484	(37,450)	(12,366)
Net cash provided by operations	17,235	179,832	137,341	331,089
Investing Activities
Expenditures for capital assets	(11,811)	(8,813)	(42,410)	(22,171)
Proceeds from mortgage receivable, net	735	370	971	1,827
Investments	330	71	—	(99)
Net cash used for investing activities	(10,746)	(8,372)	(41,439)	(20,443)
Financing Activities
Common share dividends	(8,488)	(5,496)	(15,938)	(10,454)
Common shares issued pursuant to share option plan	5,036	5,494	5,483	16,423
Common share repurchase	(85,500)	(104,896)	(85,500)	(121,157)
Repayment of long-term debt	—	(123,248)	(4,991)	(127,837)
Net cash used for financing activities	(88,952)	(228,146)	(100,946)	(243,025)
Effect of exchange rate changes on cash and cash equivalents	21,131	(935)	23,972	1,506
Increase (decrease) in Cash and Cash Equivalents	(61,332)	(57,621)	18,928	69,127
Cash and Cash Equivalents at Beginning of Period	663,324	481,522	583,064	354,774
Cash and Cash Equivalents at End of Period	$601,992	$423,901	$601,992	$423,901

IPSCO Inc.
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of United States Dollars)

	June 30	December 31
	2006	2005
Current Assets
Cash and cash equivalents	$601,992	$583,064
Accounts receivable, less allowances	377,223	388,943
Inventories	661,215	506,237
Deferred income taxes	36,332	30,227
Other	6,087	8,615
	1,682,849	1,517,086
Non-Current Assets
Capital assets	1,063,720	1,056,186
Other	59,974	65,747
	1,123,694	1,121,933
Total Assets	$2,806,543	$2,639,019
Current Liabilities
Accounts payable and accrued charges	$280,571	$303,589
Income and other taxes payable	4,284	41,073
Current portion of long-term debt	21,015	4,114
	305,870	348,776
Long-Term Liabilities
Long-term debt	291,162	313,053
Other	44,538	44,584
Deferred income taxes	188,890	191,973
	524,590	549,610
Shareholders’ Equity
Common shares	414,110	419,272
Contributed surplus	17,349	15,548
Retained earnings	1,557,694	1,341,659
Accumulated other comprehensive loss	(13,070)	(35,846)
	1,976,083	1,740,633
Total Liabilities and Shareholders’ Equity	$2,806,543	$2,639,019

IPSCO Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)
(thousands of United States Dollars)

1.                 Effective with the fourth quarter of 2005, the Company prepares its financial statements in accordance with the generally accepted accounting principles (GAAP) of the United States. A reconciliation of the differences between GAAP in Canada and the United States as they apply to the Company is provided in note 9.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has not yet determined the impact this interpretation will have on the financial statements.

2.                 Inventories

	June 30	December 31
	2006	2005
Finished goods	$201,807	$148,650
Work-in-process	250,921	190,860
Raw materials	117,296	99,706
Supplies	91,191	67,021
	$661,215	$506,237

3.                 Pension cost attributable to the Company’s pension plans is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Defined benefit plans
Service cost	$2,118	$1,232	$4,177	$2,837
Interest cost	3,257	2,360	6,423	5,434
Expected return on plan assets	(3,293)	(2,206)	(6,494)	(5,079)
Amortization of gains, losses and past service costs	1,597	723	3,149	1,664
	3,679	2,109	7,255	4,856
Defined contribution plans	1,135	947	2,785	2,241
	$4,814	$3,056	$10,040	$7,097

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

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share	$156,368	$126,853	$307,069	$281,621

Common shares outstanding—January 1	48,051,619	49,737,180	48,051,619	49,737,180
Non-vested restricted shares	(210,003)	(171,504)	(210,003)	(171,504)
Weighted average impact of shares issued (repurchased)	(212,150)	(744,803)	(100,798)	(259,814)
Denominator for basic earnings per share	47,629,466	48,820,873	47,740,818	49,305,862
Adjustment for share options	96,231	207,471	100,900	301,953
Adjustment for deferred share units	118,257	108,865	117,418	107,161
Adjustment for restricted shares	126,693	144,066	129,639	144,147
Adjustment for performance units	181,991	108,628	181,802	104,532
Denominator for diluted earnings per share	48,152,638	49,389,903	48,270,577	49,963,655

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

The Company has a share option plan under which common shares are reserved for directors, officers and employees. As of June 30, 2006 and June 30, 2005, shares available for future grants are 736,694 and 863,819, respectively. The restricted shares and performance units vest at the end of three years based on continued employment and achievement of certain Company performance objectives. Restricted shares are entitled to dividends declared on common shares during the vesting period and, upon vesting, performance units are entitled to an amount equal to dividends declared during the vesting period. The fair value of the grants is being amortized to compensation expense over the vesting period. For the quarters ended June 30, 2006 and June 30, 2005 compensation expense of $1,298 and $540 has been recorded, respectively. Compensation expense of $9,234 and $1,037 has been recorded in the six month periods ended June 30, 2006 and June 30, 2005, respectively.

Share Options

The following is the continuity of granted options outstanding with weighted average exercise price in Canadian dollars:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2006		June 30, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	153,625	23.41	670,970	24.69
Options exercised	(3,000)	21.70	(301,800)	22.71
Balance at end of period	150,625	23.44	369,170	26.30

	For the Six Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	175,025	23.50	1,205,065	24.90
Options exercised	(24,400)	23.86	(835,895)	24.29
Balance at end of period	150,625	23.44	369,170	26.30

The June 30, 2006 weighted average remaining contractual life of the outstanding options is 4.6 years.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of the outstanding and exerciseable options at June 30, 2006 is CDN $12.6 million. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and 2005 was CDN $0.3 million and CDN $11.7 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was CDN $2.1 million and CDN $31.5 million, respectively.

Performance Units

The following is the continuity of performance units outstanding:

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Balance at beginning of period	242,941	133,985	242,766	133,985
Performance units granted	9,600	12,000	10,400	12,000
Performance units converted to common shares on vesting	(46,865)	—	(46,865)	—
Performance units paid in cash on vesting	(17,930)	—	(18,555)	—
Balance at end of period	187,746	145,985	187,746	145,985

As of June 30, 2006 the weighted average grant date fair value of the outstanding performance units is CDN $56.35.

The total fair value of performance units which vested during the three and six months ended June 30, 2006 was $6.2 million.

Restricted Shares

The following is the continuity of restricted shares outstanding:

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Balance at beginning and end of period	210,003	171,504	210,003	171,504

The June 30, 2006 weighted average grant date fair value of the restricted shares is CDN $30.70.

At June 30, 2006, there was $14.1 million of unrecognized compensation cost related to share-based payments which is expected to to be recognized over the weighted-average vesting period of 2 years.

In March 2005, the Company filed a normal course issuer bid which entitled the Company to acquire approximately 4.2 million of its common shares between March 16, 2005 and March 15, 2006. All purchases were made on the open market at the market price at the time of the purchase. All shares purchased under the bid were cancelled. During the quarter ended June 30, 2005, 2,199,400 common shares were purchased for $104.8 million.

In May 2006, the Company filed a normal course issuer bid which entitled the Company to acquire up to 4.7 million of its common shares between May 9, 2006 and May 8, 2007. All purchases were made on the open market at the market price at the time of the purchase. All shares purchased under the bid were cancelled. During the quarter ended June 30, 2006, 934,700 common shares were purchased for $85.5 million.

6.                 During the quarter ended June 30, 2006, the Company decreased its annual effective income tax rate from 39% to 38.3% as a result of tax law changes in Canada. The change in the effective rate reduced income tax expense for the three months ended June 30, 2006 by $3.5 million ($0.07 per diluted share). The 37.6% effective tax rate for the quarter ended June 30, 2006 as compared to the 36% effective tax rate for the quarter ended June 30, 2005 reflects the Company’s full utilization of its net U.S. operating losses and continued profitability.

7.                 The Company is organized and managed as a single business segment, being steel products, and the Company is viewed as a single operating segment by the chief operating decision maker for the purposes of resource allocation and assessing performance.

Financial information on the Company’s geographic areas follows. Sales are allocated to the country in which the third party customer receives the product.

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Sales
Canada	$219,585	$171,715	$560,418	$417,224
United States	673,973	515,959	1,236,036	1,037,188
	$893,558	$687,674	$1,796,454	$1,454,412

	June 30	December 31
	2006	2005
Capital Assets
Canada	$222,766	$213,621
United States	840,954	842,565
	$1,063,720	$1,056,186

	For the Three Months Ended		For the Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Sales information by product group is as follows:
Steel mill products	$552,855	$449,865	$1,057,068	$950,354
Tubular products	340,703	237,809	739,386	504,058
	$893,558	$687,674	$1,796,454	$1,454,412

Tubular product sales volume in the first and second quarters can be negatively impacted by weather conditions in Western Canada.

8.                 Consolidating Financial Statements

The following information presents the condensed consolidating balance sheets as at June 30, 2006 and December 31, 2005, and the condensed consolidating statements of income and cash flows for the three- and six-months ended June 30, 2006 and 2005. The condensed consolidating financial statements present the accounts of IPSCO Inc. (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture dated as of June 18, 2003 to the IPSCO Inc. 8 3/4% Senior Notes due 2013 (“the Notes”) which were issued on June 18, 2003. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries. The Guarantor subsidiaries, all of which are wholly-owned by IPSCO Inc., are IPSCO Saskatchewan Inc., IPSCO Recycling Inc., IPSCO Enterprises Inc., IPSCO Minnesota Inc., IPSCO Texas Inc., IPSCO Tubulars Inc., IPSCO Steel Inc., and IPSCO Steel (Alabama) Inc. Non-Guarantor subsidiaries are IPSCO Direct Inc., Western Steel Limited, General Scrap Partnership, IPSCO Sales Inc., IPSCO Construction Inc. and General Scrap Inc.

IPSCO Inc. Condensed Consolidating Statements of Income
Three Months Ended June 30, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$157,218	$813,636	$142,251	$(219,547)	$893,558
Cost of sales	139,358	594,448	124,252	(226,051)	632,007
Gross income	17,860	219,188	17,999	6,504	261,551
Selling, general and administration	(395)	19,093	(4)	—	18,694
Operating income	18,255	200,095	18,003	6,504	242,857
Other expenses (income)
Interest on long-term debt	4,024	2,680	—	(996)	5,708
Other interest (income) expense, net	(2,457)	(5,216)	(535)	—	(8,208)
Foreign exchange loss (gain)	(339)	(4,681)	(63)	—	(5,083)
Intercompany interest/dividend	1,787	(1,851)	64	—	—
Equity income	(154,423)	(9,823)	—	164,140	(106)
Other (income) expense	(6,814)	—	—	6,814	—
Income (loss) before income taxes	176,477	218,986	18,537	(163,454)	250,546
Income taxes	20,109	66,915	6,932	222	94,178
NET INCOME (LOSS)	$156,368	$152,071	$11,605	$(163,676)	$156,368

IPSCO Inc. Condensed Consolidating Statements of Income
Six Months Ended June 30, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$386,877	$1,612,018	$279,937	$(482,378)	$1,796,454
Cost of sales	340,969	1,164,298	244,944	(494,775)	1,255,436
Gross income	45,908	447,720	34,993	12,397	541,018
Selling, general and administration	17,071	34,118	(109)	—	51,080
Operating income	28,837	413,602	35,102	12,397	489,938
Other expenses (income)
Interest on long-term debt	8,047	5,376	—	(1,882)	11,541
Other interest (income) expense, net	(3,682)	(10,796)	(745)	—	(15,223)
Foreign exchange loss (gain)	754	(4,468)	(45)	—	(3,759)
Intercompany interest/dividend	3,669	(2,647)	(130)	(892)	—
Equity income	(302,523)	(18,773)	—	321,078	(218)
Other (income) expense	(13,389)	(891)	—	14,280	—
Income (loss) before income taxes	335,961	445,801	36,022	(320,187)	497,597
Income taxes	28,892	147,816	13,475	345	190,528
NET INCOME (LOSS)	$307,069	$297,985	$22,547	$(320,532)	$307,069

IPSCO Inc. Condensed Consolidating Statements of Income
Three Months Ended June 30, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$126,132	$688,431	$58,292	$(185,181)	$687,674
Cost of sales	121,186	475,576	51,914	(191,355)	457,321
Gross income	4,946	212,855	6,378	6,174	230,353
Selling, general and administration	4,666	11,773	68	(366)	16,141
Operating income	280	201,082	6,310	6,540	214,212
Other expenses (income)
Interest on long-term debt	6,917	2,758	—	—	9,675
Other interest (income) expense, net	(160)	(2,943)	(137)	—	(3,240)
Loss on early extinguishment of debt	10,249	—	—	—	10,249
Foreign exchange loss (gain)	(5,563)	4,800	4	—	(759)
Intercompany interest/dividend	(1,986)	1,719	(561)	828	—
Equity income	(130,921)	(3,786)	—	134,787	80
Other (income) expense	(5,068)	(1,137)	(7)	6,212	—
Income (loss) before income taxes	126,812	199,671	7,011	(135,287)	198,207
Income taxes	(41)	68,399	2,876	120	71,354
NET INCOME (LOSS)	$126,853	$131,272	$4,135	$(135,407)	$126,853

IPSCO Inc. Condensed Consolidating Statements of Income
Six Months Ended June 30, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$305,515	$1,414,615	$114,099	$(379,817)	$1,454,412
Cost of sales	290,716	981,480	100,605	(416,329)	956,472
Gross income	14,799	433,135	13,494	36,512	497,940
Selling, general and administration	11,044	24,098	68	(732)	34,478
Operating income	3,755	409,037	13,426	37,244	463,462
Other expenses (income)
Interest on long-term debt	14,874	5,529	—	—	20,403
Other interest (income) expense, net	(388)	(5,311)	(324)	—	(6,023)
Loss on early extinguishment of debt	10,249	—	—	—	10,249
Foreign exchange loss (gain)	(7,946)	6,787	6	—	(1,153)
Intercompany interest/dividend	(2,284)	3,837	(1,553)	—	—
Equity income	(284,184)	(8,380)	—	292,549	(15)
Other (income) expense	(10,043)	(2,322)	(13)	12,378	—
Income (loss) before income taxes	283,477	408,897	15,310	(267,683)	440,001
Income taxes	1,856	141,149	6,120	9,255	158,380
NET INCOME (LOSS)	$281,621	$267,748	$9,190	$(276,938)	$281,621

IPSCO Inc. Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$156,368	$152,071	$11,605	$(163,676)	$156,368
Non-cash adjustments	(141,712)	(18,163)	2,515	164,584	7,224
Change in operating assets and liabilities	(86,213)	(88,027)	27,907	(24)	(146,357)
Net cash provided by (used for) operating activities	(71,557)	45,881	42,027	884	17,235
Investing activities
Expenditures for capital assets	(2,900)	(10,556)	2,642	(997)	(11,811)
Proceeds from mortgage receivable, net	—	971	(236)	—	735
Other investing activities	—	330	—	—	330
Net cash provided by (used for) investing activities	(2,900)	(9,255)	2,406	(997)	(10,746)
Financing activities
Common share dividends	(8,488)	13,992	(13,992)	—	(8,488)
Common shares issued pursuant to share option plan	5,036	—	—	—	5,036
Common share repurchase	(85,500)	—	—	—	(85,500)
Repayment of long-term debt	—	—	—	—	—
Net cash provided by (used for) financing activities	(88,952)	13,992	(13,992)	—	(88,952)
Effect of exchange rate changes on cash and cash equivalents	7,173	14,896	(1,051)	113	21,131
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,236)	65,514	29,390	—	(61,332)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	269,459	372,604	21,261	—	663,324
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,223	$438,118	$50,651	$—	$601,992

IPSCO Inc. Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$307,069	$297,985	$22,547	$(320,532)	$307,069
Non-cash adjustments	(283,057)	(15,644)	6,868	321,642	29,809
Change in operating assets and liabilities	123,732	(352,493)	28,488	736	(199,537)
Net cash provided by (used for) operating activities	147,744	(70,152)	57,903	1,846	137,341
Investing activities
Expenditures for capital assets	(5,855)	(33,418)	(1,255)	(1,882)	(42,410)
Proceeds from mortgage receivable, net	—	971	—	—	971
Net cash used for investing activities	(5,855)	(32,447)	(1,255)	(1,882)	(41,439)
Financing activities
Common share dividends	(15,938)	13,992	(13,992)	—	(15,938)
Common shares issued pursuant to share option plan	5,483	—	—	—	5,483
Common share repurchase	(85,500)	—	—	—	(85,500)
Repayment of long-term debt	—	(4,991)	—	—	(4,991)
Net cash provided by (used for) financing activities	(95,955)	9,001	(13,992)	—	(100,946)
Effect of exchange rate changes on cash and cash equivalents	9,923	17,117	(3,104)	36	23,972
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,857	(76,481)	39,552	—	18,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,366	514,599	11,099	—	583,064
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$113,223	$438,118	$50,651	$—	$601,992

IPSCO Inc. Condensed Consolidating Statements of Cash Flows
Three Months Ended June 30, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$126,853	$131,272	$4,135	$(135,407)	$126,853
Non-cash adjustments	(136,364)	17,592	18,324	134,907	34,459
Change in operating assets and liabilities	194,228	(171,492)	(4,803)	587	18,520
Net cash provided by (used for) operating activities	184,717	(22,628)	17,656	87	179,832
Investing activities
Expenditures for capital assets	5,441	(15,113)	859	—	(8,813)
Proceeds from mortgage receivable, net	—	326	44	—	370
Other investing activities	—	71	—	—	71
Net cash provided by (used for) investing activities	5,441	(14,716)	903	—	(8,372)
Financing activities
Common share dividends	(5,496)	12,429	(12,429)	—	(5,496)
Common shares issued pursuant to share option plan	5,494	—	—	—	5,494
Common share repurchase	(104,896)	—	—	—	(104,896)
Issue (repayment) of long-term debt	(123,248)	—	—	—	(123,248)
Net cash provided by (used for) financing activities	(228,146)	12,429	(12,429)	—	(228,146)
Effect of exchange rate changes on cash and cash equivalents	10,192	5,027	(16,067)	(87)	(935)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,796)	(19,888)	(9,937)	—	(57,621)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	42,287	410,275	28,960	—	481,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,491	$390,387	$19,023	$—	$423,901

IPSCO Inc. Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$281,621	$267,748	$9,190	$(276,938)	$281,621
Non-cash adjustments	(285,929)	60,223	18,581	301,803	94,678
Change in operating assets and liabilities	228,428	(229,558)	(20,635)	(23,445)	(45,210)
Net cash provided by operating activities	224,120	98,413	7,136	1,420	331,089
Investing activities
Expenditures for capital assets	(673)	(20,978)	(520)	—	(22,171)
Proceeds from mortgage receivable, net	—	1,864	(37)	—	1,827
Other investing activities	—	(99)	—	—	(99)
Net cash used for investing activities	(673)	(19,213)	(557)	—	(20,443)
Financing activities
Common share dividends	(10,454)	12,429	(12,429)	—	(10,454)
Common shares issued pursuant to share option plan	16,423	—	—	—	16,423
Common share repurchase	(121,157)	—	—	—	(121,157)
Issue (repayment) of long-termdebt	(123,248)	(4,589)	—	—	(127,837)
Net cash provided by (used for) financing activities	(238,436)	7,840	(12,429)	—	(243,025)
Effect of exchange rate changes on cash and cash equivalents	15,203	(1,438)	(10,839)	(1,420)	1,506
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214	85,602	(16,689)	—	69,127
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,277	304,785	35,712	—	354,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,491	$390,387	$19,023	$—	$423,901

IPSCO Inc. Condensed Consolidating Balance Sheets
As at June 30, 2006
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CURRENT ASSETS
Cash and cash equivalents	$113,223	$438,118	$50,651	$—	$601,992
Accounts receivable, less allowances	(32,417)	387,733	21,907	—	377,223
Inventories	224,648	438,145	13,604	(15,182)	661,215
Deferred income taxes	27,043	5,100	4,189	—	36,332
Other	3,443	2,174	470	—	6,087
	335,940	1,271,270	90,821	(15,182)	1,682,849
NON-CURRENT ASSETS
Capital assets	138,225	895,149	26,347	3,999	1,063,720
Other	1,800,338	88,025	1,566	(1,829,955)	59,974
	1,938,563	983,174	27,913	(1,825,956)	1,123,694
TOTAL ASSETS	$2,274,503	$2,254,444	$118,734	$(1,841,138)	$2,806,543

CURRENT LIABILITIES
Accounts payable and accrued charges	$52,983	$220,742	$6,846	$—	$280,571
Income and other taxes payable	(2,049)	(7,095)	13,428	—	4,284
Current portion of long-term debt	14,715	6,300	—	—	21,015
	65,649	219,947	20,274	—	305,870
LONG-TERM LIABILITIES
Long-term debt	153,854	137,308	—	—	291,162
Other	16,947	27,591	—	—	44,538
Deferred income taxes	61,970	103,181	28,425	(4,686)	188,890
	232,771	268,080	28,425	(4,686)	524,590
SHAREHOLDERS’ EQUITY	1,976,083	1,766,417	70,035	(1,836,452)	1,976,083

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,274,503	$2,254,444	$118,734	$(1,841,138)	$2,806,543

IPSCO Inc. Condensed Consolidating Balance Sheets
As at December 31, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CURRENT ASSETS
Cash and cash equivalents	$57,366	$514,599	$11,099	$—	$583,064
Accounts receivable, less allowances	173,594	178,538	36,811	—	388,943
Inventories	144,730	363,974	11,594	(14,061)	506,237
Deferred income taxes	25,169	4,651	407	—	30,227
Other	5,156	2,410	1,049	—	8,615
	406,015	1,064,172	60,960	(14,061)	1,517,086
NON-CURRENT ASSETS
Capital assets	138,449	894,130	22,086	1,521	1,056,186
Other	1,470,677	104,284	3,182	(1,512,396)	65,747
	1,609,126	998,414	25,268	(1,510,875)	1,121,933
TOTAL ASSETS	$2,015,141	$2,062,586	$86,228	$(1,524,936)	$2,639,019

CURRENT LIABILITIES
Accounts payable and accrued charges	$53,428	$246,843	$3,318	$—	$303,589
Income and other taxes payable	(11,794)	50,668	2,199	—	41,073
Current portion of long-term debt	—	4,114	—	—	4,114
	41,634	301,625	5,517	—	348,776

LONG-TERM LIABILITIES
Long-term debt	168,569	144,484	—	—	313,053
Other	16,966	27,618	—	—	44,584
Deferred income taxes	47,339	127,623	21,843	(4,832)	191,973
	232,874	299,725	21,843	(4,832)	549,610
SHAREHOLDERS’ EQUITY	1,740,633	1,461,236	58,868	(1,520,104)	1,740,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,015,141	$2,062,586	$86,228	$(1,524,936)	$2,639,019

9.                 Differences between United States and Canadian generally accepted accounting principles

Reconciliation of the line items of the consolidated statements of income and cash flows and the consolidated balance sheets from U.S. GAAP to Canadian GAAP follows. Information on the nature of these adjustments is provided in Note 21 to the Company’s 2005 consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(thousands of United States Dollars except for per share and ton data)

		For the Three Months Ended June 30, 2006				For the Three Months Ended June 30, 2005
		U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
	Plate and Coil Tons Produced (thousands)	952.5			952.5	857.7			857.7
	Finished Tons Shipped (thousands)	1,001.0			1,001.0	803.5			803.5
	Sales	$893,558	a)	$(31,315)	$862,243	$687,674	a)	$(20,962)	$666,712
	Cost of sales	632,007	a)	(31,315)	603,490	457,321	a)	(20,962)	439,322
			b)	1,247			b)	1,248
			c)	(107)			c)	80
			d)	1,658			d)	1,635
		632,007		(28,517)	603,490	457,321		(17,999)	439,322
	Gross income	261,551		(2,798)	258,753	230,353		(2,963)	227,390
	Selling, general and administration	18,694			18,694	16,141			16,141
	Operating income	242,857		(2,798)	240,059	214,212		(2,963)	211,249
	Other expenses (income):
	Interest on long-term debt	5,708	b)	(2,103)	3,605	9,675	b)	(2,179)	7,496
	Net interest income	(8,208)			(8,208)	(3,240)			(3,240)
	Foreign exchange loss (gain)	(5,083)			(5,083)	(759)			(759)
	Other (income) expenses	(106)	c)	106	—	80	c)	(80)	—
	Loss on early extinguishment of debt	—			—	10,249			10,249
	Income before income taxes and cumulative effect of accounting change	250,546		(801)	249,745	198,207		(704)	197,503
	Income tax expense	94,178	b)	321	93,879	71,354	b)	335	71,101
			d)	(620)			d)	(588)
	Net Income	$156,368		$(502)	$155,866	$126,853		$(451)	$126,402
Earnings Per Common Share	—Basic	$3.28			$3.27	$2.60			$2.59
	—Diluted	$3.25			$3.24	$2.57			$2.56

             a) Freight invoiced to customers

            b) 2000 sale-leaseback transaction

             c) Joint venture

            d) Amortization of difference in amounts capitalized

             e) Translation of convenience

               f) Capitalization of interest

             g) Capitalization of commissioning costs

            h) Derivatives

               i) Minimum pension liability

                j) Change in accounting policy

		For the Six Months Ended June 30, 2006				For the Six Months Ended June 30, 2005
		U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
	Plate and Coil Tons Produced (thousands)	1,848.1			1,848.1	1,675.2			1,675.2
	Finished Tons Shipped (thousands)	2,006.4			2,006.4	1,659.3			1,659.3
	Sales	$1,796,454	a)	$(58,798)	$1,737,656	$1,454,412	a)	$(41,703)	$1,412,709
	Cost of sales	1,255,436	a)	(58,798)	1,205,890	956,472	a)	(41,703)	920,514
			b)	2,494			b)	2,495
			c)	(219)			c)	(20)
			d)	6,977			d)	3,270
		1,255,436		(49,546)	1,205,890	956,472		(35,958)	920,514
	Gross income	541,018		(9,252)	531,766	497,940		(5,745)	492,195
	Selling, general and administration	51,080			51,080	34,478			34,478
	Operating income	489,938		(9,252)	480,686	463,462		(5,745)	457,717
	Other expenses (income):
	Interest on long-term debt	11,541	b)	(4,221)	7,320	20,403	b)	(4,373)	16,030
	Net interest income	(15,223)			(15,223)	(6,023)	c)	5	(6,018)
	Foreign exchange loss (gain)	(3,759)			(3,759)	(1,153)			(1,153)
	Other (income) expenses	(218)	c)	218	—	(15)	c)	15	—
	Loss on early extinguishment of debt	—			—	10,249			10,249
	Income before income taxes and cumulative effect of accounting change	497,597		(5,249)	492,348	440,001		(1,392)	438,609
	Income tax expense	190,528	b)	660	188,494	158,380	b)	676	157,879
			d)	(2,694)			d)	(1,177)
	Net Income	$307,069		$(3,215)	$303,854	$281,621		$(891)	$280,730
Earnings Per Common Share	—Basic	$6.43			$6.36	$5.71			$5.69
	—Diluted	$6.36			$6.29	$5.64			$5.62

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended June 30, 2006				For the Three Months Ended June 30, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Operating Activities
Net income	$156,368		$(502)	$155,866	$126,853		$(451)	$126,402
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation of capital assets	13,212	b)	(2,223)	12,690	20,288	b)	(2,223)	19,662
		c)	43			c)	(38)
		d)	1,658			d)	1,635
Amortization of deferred charges	538			538	505			505
Stock based compensation	411			411	523			523
Deferred income taxes	(6,937)	b)	321	(7,236)	4,833	b)	335	4,580
		d)	(620)			d)	(588)
Unrealized foreign exchange gain	—			—	(1,939)			(1,939)
Loss on early extinguishment of debt	—			—	10,249			10,249
Changes in operating assets and liabilities
Accounts receivable	11,596	c)	95	11,691	59,922	c)	(124)	59,798
Inventories	(88,958)	c)	20	(88,938)	(60,921)	c)	(15)	(60,936)
Other current assets	1,299	c)	39	1,338	1,562			1,562
Accounts payable and accrued charges	(3,227)	b)	1,366	(1,941)	(29,780)	b)	1,292	(28,329)
		c)	(80)			c)	159
Change in deferred pension liability	(265)			(265)	(747)			(747)
Income and other taxes payable	(66,802)	c)	—	(66,802)	48,484	c)	(155)	48,329
Net cash provided by operations	17,235		117	17,352	179,832		(173)	179,659
Investing Activities
Expenditures for capital assets, net of litigation settlement	(11,811)	c)	154	(11,657)	(8,813)	c)	(46)	(8,859)
Proceeds from mortgage receivable, net	735			735	370			370
Investments	330	c)	(330)	—	71	c)	(71)	—
Net cash used for investing activities	(10,746)		(176)	(10,922)	(8,372)		(117)	(8,489)
Financing Activities
Common shares issued pursuant to share option plan	5,036			5,036	5,494			5,494
Common share dividends	(8,488)			(8,488)	(5,496)			(5,496)
Common share repurchase	(85,500)			(85,500)	(104,896)			(104,896)
Repayment of long-term debt	—			—	(123,248)			(123,248)
Net cash (used for) provided by financing activities	(88,952)		—	(88,952)	(228,146)		—	(228,146)
Effect of exchange rate changes on cash and cash equivalents	21,131			21,131	(935)			(935)
Increase in Cash and Cash Equivalents	(61,332)		(59)	(61,391)	(57,621)		(290)	(57,911)
Cash and Cash Equivalents at Beginning of Period	663,324	c)	210	663,534	481,522	c)	612	482,134
Cash and Cash Equivalents at End of Period	$601,992		$151	$602,143	$423,901		$322	$424,223

	For the Six Months Ended June 30, 2006				For the Six Months Ended June 30, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Operating Activities
Net income	$307,069		$(3,215)	$303,854	$281,621		$(891)	$280,730
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation of capital assets	33,295	b)	(4,447)	35,909	40,090	b)	(4,447)	38,913
		c)	84			d)	3,270
		d)	6,977
Amortization of deferred charges	999			999	875			875
Stock based compensation	1,648			1,648	981			981
Deferred income taxes	(6,133)	b)	660	(8,167)	44,422	b)	676	43,921
		d)	(2,694)			d)	(1,177)
Unrealized foreign exchange gain	—			—	(1,939)			(1,939)
Loss on early extinguishment of debt	—			—	10,249			10,249
Changes in operating assets and liabilities
Accounts receivable	(1,129)	c)	(199)	(1,328)	85,448	c)	31	85,479
Inventories	(132,314)	c)	(47)	(132,361)	(54,505)	c)	17	(54,488)
Other current assets	2,734	c)	39	2,773	4,142			4,142
Accounts payable and accrued charges	(30,935)	b)	(2,272)	(33,177)	(68,274)	b)	(2,020)	(70,328)
		c)	30			c)	(34)
Change in deferred pension liability	(443)			(443)	345			345
Income and other taxes payable	(37,450)			(37,450)	(12,366)			(12,366)
Net cash provided by operations	137,341		(5,084)	132,257	331,089		(4,575)	326,514
Investing Activities
Expenditures for capital assets, net of litigation settlement	(42,410)	c)	100	(42,310)	(22,171)	c)	(94)	(22,265)
Proceeds from mortgage receivable, net	971			971	1,827			1,827
Investments	—			—	(99)	c)	99	—
Net cash used for investing activities	(41,439)		100	(41,339)	(20,443)		5	(20,438)
Financing Activities
Common shares issued pursuant to share option plan	5,483			5,483	16,423			16,423
Common share dividends	(15,938)			(15,938)	(10,454)			(10,454)
Common share repurchase	(85,500)			(85,500)	(121,157)			(121,157)
Repayment of long-term debt	(4,991)	b)	4,991	—	(127,837)	b)	4,589	(123,248)
Net cash (used for) provided by financing activities	(100,946)		4,991	(95,955)	(243,025)		4,589	(238,436)
Effect of exchange rate changes on cash and cash equivalents	23,972			23,972	1,506			1,506
Increase in Cash and Cash Equivalents	18,928		7	18,935	69,127		19	69,146
Cash and Cash Equivalents at Beginning of Period	583,064	c)	144	583,208	354,774	c)	303	355,077
Cash and Cash Equivalents at End of Period	$601,992		$151	$602,143	$423,901		$322	$424,223

CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of United States Dollars)

	June 30, 2006				December 31, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Current Assets
Cash and cash equivalents	$601,992	c)	$151	$602,143	$583,064	c)	$144	$583,208
Accounts receivable, less allowances	377,223	c)	686	375,537	388,943	c)	222	377,324
		h)	(2,372)			h)	(11,841)
Inventories	661,215	c)	198	661,413	506,237	c)	150	506,387
Future income taxes	36,332			36,332	30,227			30,227
Other	6,087	c)	7	6,094	8,615	c)	22	8,637
	1,682,849		(1,330)	1,681,519	1,517,086		(11,303)	1,505,783

Non-Current Assets
Capital assets	1,063,720	b)	(108,357)	1,070,597	1,056,186	b)	(112,804)	1,065,558
		c)	2,604			c)	2,569
		d)	(13,505)			d)	(6,528)
		f)	13,902			f)	13,902
		g)	112,233			g)	112,233
Other	59,974	c)	(3,284)	63,798	65,747	c)	(2,776)	70,033
		i)	7,108			i)	7,062
	1,123,694		10,701	1,134,395	1,121,933		13,658	1,135,591

Total Assets	$2,806,543		$9,371	$2,815,914	$2,639,019		$2,355	$2,641,374

Current Liabilities
Accounts payable and accrued charges	$280,571	b)	$(8,873)	$269,614	$303,589	b)	$(6,602)	$297,318
		c)	362			c)	331
		h)	(2,446)
Income and other taxes payable	4,284			4,284	41,073			41,073
Current portion of long-term debt	21,015	b)	(6,300)	14,715	4,114	b)	(4,114)	—
	305,870		(17,257)	288,613	348,776		(10,385)	338,391

Long-Term Liabilities
Long-term debt	291,162	b)	(109,307)	181,855	313,053	b)	(116,483)	196,570
Other	44,538	i)	(44,538)	—	44,584	i)	(44,584)	—
Future income taxes	188,890	b)	5,950	253,766	191,973	b)	5,290	254,652
		d)	(5,545)			d)	(2,851)
		f)	5,172			f)	5,172
		g)	41,751			g)	41,751
		h)	(115)			h)	(4,346)
		i)	17,663			i)	17,663
	524,590		(88,969)	435,621	549,610		(98,388)	451,222
Shareholders’ Equity
Common shares	414,110	e)	(40,733)	373,377	419,272	e)	(40,733)	378,539
Contributed surplus	17,349			17,349	15,548			15,548
Retained earnings	1,557,694	b)	10,177	1,591,423	1,341,659	b)	9,110	1,378,603
		d)	(7,960)			d)	(3,678)
		e)	(47,700)			e)	(47,700)
		f)	8,730			f)	8,730
		g)	70,482			g)	70,482
Accumulated other comprehensive loss	(13,070)	e)	88,433	109,531	(35,846)	e)	88,433	79,071
Cumulative translation adjustment		h)	185			h)	(7,495)
		i)	33,983			i)	33,979
	1,976,083		115,597	2,091,680	1,740,633		111,128	1,851,761

Total Liabilities and Shareholders’ Equity	$2,806,543		$9,371	$2,815,914	$2,639,019		$2,355	$2,641,374

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

General

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three-month and six-month periods ended June 30, 2006 and June 30, 2005, and the Company’s consolidated financial position at June 30, 2006. We continue to operate and report our business as a single business segment. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form10-Q and in the Company’s Form 10-K for the year-ended December 31, 2005. As used in this report, IPSCO Inc. and its subsidiaries, unless otherwise specified, are collectively referred to as “IPSCO” or the “Company”, and unless the context otherwise requires, the terms “we”, “us”, “our” and similar references refer to the Company.

Overview: Second Quarter Operating Results 2006 vs. 2005

Second quarter 2006 sales were a second quarter record $893.6 million, $205.9 million or 30% higher than the $687.7 million reported in the second quarter of 2005. Steel mill product revenue of $552.9 million increased $103.0 million over the second quarter 2005 as steel mill product volumes reached a new quarterly record of 702,000 tons, 21% higher than the second quarter 2005. In addition, the average price per ton of steel mill product increased $11 per ton or 1% from the prior year. Tubular product sales of $340.7 million increased $102.9 million or 43% from the same quarter last year, driven by higher sales volumes in large diameter pipe, increased shipments in energy and non energy tubular shipments in the United States and higher average tubular product pricing.

IPSCO shipped a second quarter record 1,001,000 tons of finished products, up 198,000 tons or 25% from the 803,000 tons reported last year. Steel mill products had record shipments in the second quarter of 702,000 tons, 122,000 tons or 21% more than the prior year. Second quarter 2006 tubular product shipments were 299,000 tons, 75,000 tons or 34% higher compared to last year’s second quarter. Energy tubular shipments were 180,000 tons, an increase of 24,000 tons from the same period last year. Large diameter pipe shipments were 57,000 tons, up 44,000 tons from second quarter of 2005.

Gross income of $261.6 million for the second quarter of 2006 was $31.2 million higher than the same period last year due to the significant increases in volumes. As a percent of sales, gross margin declined from 33% in the second quarter of 2005 to 29% for the second quarter of 2006. Margin declines were due to higher costs for steel and tubular product raw material inputs and higher conversion costs which were partially offset by higher average product pricing of $37 per ton or 4%.

The average per ton cost of scrap consumed in the second quarter of 2006 increased 18% from the second quarter of 2005. Aggregate conversion costs for the three steelworks were 3% higher than the same period last year due to increases in alloys, energy costs, and labor and maintenance expense. IPSCO supplies the majority of steel input needed to make our tubular products. Any additional coil needed for tubular production is purchased externally. The increase in the cost of steel produced, as well as the increase in the cost of purchased coil, increased average tubular costs. The average cost per ton of all products sold increased to $631 per ton, $62 per ton higher than the same quarter last year.

Plate and coil tons produced in the second quarter of 2006 were a record 952,000 tons compared to 858,000 tons in second quarter of 2005. Volume increases over the second quarter of 2005 were due to  steel mill production efficiencies. Operating income per ton in the second quarter was $243 per ton compared to $267 per ton in the prior period due to the factors previously discussed.

Selling, general and administration expenses were $18.7 million during the second quarter of 2006, as compared to $16.1 million during the same period in 2005, an increase of $2.6 million, or 16%, driven by higher outside professional fees. Selling, general and administrative expenses represented 2.1% of sales compared to 2.3% in 2005.

Interest expense on long-term debt was $5.7 million, down 41% from $9.7 million in the second quarter of 2005. The lower interest expense for the quarter is the result of significant reduction in long-term debt during 2005 from scheduled payments, redemptions and open market purchases. In the second quarter of 2005, IPSCO prepaid $100 million of debt and incurred $10.2 million of debt retirement expense and premiums. Interest income increased $5.0 million to $8.2 million due to higher average cash balances and higher interest rates compared to the prior period.

Changes in the Canadian to U.S. dollar exchange rate can impact reported earnings. The second quarter 2006 foreign exchange gain was $5.1 million compared to a gain in 2005 of $0.8 million.

In the second quarter, the estimate of the 2006 annual effective tax rate was reduced to 38.3%, resulting in an effective tax rate for the quarter of 37.6%. The second quarter tax rate, compared to the prior year’s rate of 36%, reflects the full utilization of net U.S. operating losses, continued profitability, and certain tax law changes in Canada. The current quarter effective tax rate decreased net earnings by $0.08 per diluted share as compared to the second quarter of 2005.

Net income for the second quarter of 2006 was $156.4 million or $3.25 per diluted share compared to $126.9 million or $2.57 per diluted share during second quarter of 2005. Net income increased in the second quarter compared with the second quarter of 2005 due to higher volumes, higher selling prices, decreased interest expenses, higher interest income, higher foreign exchange gains and the absence of debt extinguishment expense. Earnings per diluted share in the second quarter of 2006 were reduced by $0.08 as compared to the prior year due to the impact of the higher effective tax rate. In addition, earnings per diluted share benefited by $0.12 compared to the prior year due to the impact of the share repurchase efforts in 2005 and 2006. The denominator used in the earnings per share calculation was 48.2 million shares in the second quarter of 2006 versus 49.4 million shares in the second quarter of 2005.

First Half Operating Results 2006 vs. 2005

Sales were $1.8 billion, $342.0 million or 24% higher than the $1.5 billion reported in the first half of 2005. Average selling price increased to $895 per ton in the first half of 2006 compared to $877 per ton in the first half of 2005, while total tons shipped increased 21%.

For the first half of 2006, IPSCO shipped 2,006,000 tons of finished products, up 347,000 tons from the 1,659,000 tons reported last year. Steel mill products had shipments in the first half of 1,360,000 tons, 162,000 tons or 14% more than the prior year. Tubular products had shipments in the first half of 646,000 tons, 185,000 tons or 40% higher compared to last year. Energy tubular shipments were 389,000 tons, up 49,000 tons from the same period last year. Large diameter pipe shipments were 136,000 tons, up 120,000 tons from the first half of 2005.

Plate and coil tons produced in the first half of 2006 were 1,848,000 tons compared to 1,675,000 tons in the first half of 2005. During the first half of 2006, the average utilization rates of all operating facilities in the steel mills and tubular mills were approximately 96% and 84%, respectively, compared to 94% and 68% in the prior year.

Gross income of $541.0 million for the first half of 2006 was $43.1 million higher than the same period last year. Year-to-date gross margin declined from 34% to 30% due to increases in input and conversion costs.

Selling, general and administration expenses were $51.1 million during the first half of 2006, as compared to $34.5 million during the same period in 2005, an increase of $16.6 million, or 48%. The impact of share price appreciation and adoption of FAS 123(R) increased administration expenses by $9.5 million compared to the prior year. Year-over-year, outside professional fees increased $2.6 million. Selling, general and administrative expenses represented 2.8% of sales compared to 2.4% in 2005.

Operating income per ton in the first half of 2006 was $244 per ton compared to $279 per ton in the prior period compared due to the factors previously discussed.

Interest expense on long-term debt was $11.5 million, down 43% from $20.4 million in the first half of 2005. This reduction in the first half of 2006 compared to the first half of 2005 is the result of the reduction in long-term debt during 2005 and 2006 from scheduled payments, redemptions and open market purchases. Interest income increased $9.2 million to $15.2 million due to higher average cash balances and interest rate increases compared to the prior period.

Our annual effective income tax rate was 38.3% for the first half of 2006 versus 36% in the first half of 2005 as previously referenced.

Outlook

Continued strong demand for steel mill products is expected for the balance of 2006. IPSCO’s steel mill capacity is fully committed through the third quarter of this year, and we anticipate similar demand when we open the fourth quarter order book. Operations are expected to maintain strong performance, as scheduled maintenance outages are minimal during the remainder of the year.

We expect energy prices to remain high and therefore continue to drive high drilling activity and demand for OCTG products. In addition, our large diameter spiral pipe facilities are booked at full capacity through the third quarter of 2007.

We expect margins to be stable for the last half of the year. Excluding the effects of foreign exchange gains or losses and share price volatility, and assuming an effective tax rate of 38.3%, we forecast third quarter 2006 earnings to be in the range of $3.30 to $3.50 per diluted share.

Financial Position and Liquidity

Cash at June 30, 2006 was $602.0 million, a decrease of $61.3 million in the quarter. Net cash generated by operating activities for the three months ended June 30, 2006 was $17.2 million compared to $179.8 million generated by operating activities for the same period in 2005. This decrease of $162.6 million was primarily due to increased tax payments, a smaller reduction in accounts receivable related to a smaller reduction in sales, and an increase in inventories. Cash invested in inventories was $89.0 million in the second quarter of 2006 versus $60.9 million in 2005 primarily due to production in anticipation of strong demand for tubular products in the second half of 2006, and higher average inventory costs compared to the prior year.

Depreciation on the cash flow statement is lower than usual as a result of an adjustment between depreciation and capital expenditures between the first and second quarters. This adjustment does not affect the income statement. Going forward, we expect depreciation to run between $18-20 million per quarter depending on the capitalization of fixed assets.

Capital expenditures in the second quarter of 2006 were $11.8 million, compared with $8.8 million in the same period in 2005. In the prior year, capital expenditures focused primarily on maintenance projects. In 2006, in addition to maintenance projects, IPSCO has approved a number of projects targeted to reduce costs and add value to our product lines. In February 2006, the Company approved the expenditure of a total of $45.2 million for the installation of a vacuum degasser at the Montpelier Steelworks and a coil preparation facility, as well as other related enhancements to the large diameter spiral pipe mill operations located in Regina, Saskatchewan. Capital expenditures are anticipated to total approximately $100 million in 2006.

In May 2006, the Company announced a new share repurchase program to purchase up to 4.7 million of our common shares. In the second quarter of 2006, 934,700 common shares were repurchased totaling $85.5 million versus 2,199,400 common shares purchased totaling $104.9 million in the same quarter last year under the previous repurchase program. Part II—Item 2 of this Report provides further information regarding share repurchases made over the quarter.

In May 2006, IPSCO’s Board of Directors approved an 11% increase in the quarterly cash dividend on the Company’s common shares from CDN $0.18 to $0.20 per share, paid on June 30, 2006 to shareholders of record on June 15, 2006. On July 27, 2006, IPSCO’s Board of Directors declared a CDN $0.20 per share cash dividend on the Company’s common shares, payable September 29, 2006 to shareholders of record on September 15, 2006.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to various market risks, including commodity price risk, foreign currency risk and interest rate risk. To help manage the volatility related to these risks, from time to time we enter into various derivative contracts, the majority of which are settled in cash. Such settlements have not had a significant effect on our liquidity in the past, nor are they expected to be significant in the future. We do not use derivatives for speculative or trading purposes.

Commodity Price Risk

IPSCO manages a portion of our exposure to price risk related to natural gas purchases by using derivative financial instruments. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into production costs in the same period as the underlying transaction. At June 30, 2006, accumulated other comprehensive loss includes $0.2 million in unrealized net-of-tax losses for the fair value of these instruments. A sensitivity analysis indicates that the reduction in the fair value of these instruments at June 30, 2006, due to hypothetical declines of 10% and 25% in market prices of natural gas at that time would be $3.8 million and $9.5 million, respectively (June 30, 2005—$3.1 million and $7.5 million, respectively). Any resulting changes in fair value would be recorded as adjustments to other comprehensive income, net of tax. Because these instruments are hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

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

Foreign Currency Risk

IPSCO is subject to the impact of changes in exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities (including certain inter-company balances), particularly changes in the value of the U.S. dollar versus the Canadian dollar. At June 30, 2006, there were no foreign exchange contracts outstanding.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on such evaluation, IPSCO’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006, and that there have been no significant changes in such controls and procedures, or in other factors, that could significantly affect these controls subsequent to their evaluation date.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There have been no material changes in legal proceedings since the issuance of the Company’s Form 10-K for the year ended December 31, 2005.

Item 1A.                Risk Factors.

There have been no material changes in the risk factors provided in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Company Purchases of Equity Securities

In May 2006, IPSCO filed a normal course issuer bid (the “Bid”) with Canadian regulators to repurchase, by way of open market purchases on the TSX and NYSE, up to 4.7 million of our common shares between May 9, 2006 and May 8, 2007. During the quarter ended June 30, 2006 we made the following purchases:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Period:
April 1 - 30	—	—		—	4,700,000
May 1 - 31	214,000	$92.08	(1)	214,000	4,486,000
June 1 - 30	720,700	$91.30	(2)	934,700	3,765,300

(1)                These repurchases were made pursuant to the Bid at an average price of CDN $102.16 per share (including commissions and fees). The average price noted above was converted from Canadian to U.S. dollars using the Bank of Canada average exchange rate in effect for May 2006 of 1.1095.

(2)                These repurchases were made pursuant to the Bid at an average price of CDN $101.69 per share (including commissions and fees). The average price noted above was converted from Canadian to U.S. dollars using the Bank of Canada average exchange rate in effect for June 2006 of 1.1138.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

The annual and special meeting of the shareholders of the Company (the “Meeting”) was held on May 4, 2006. Of the 48,073,018 shares entitled to be voted at the Meeting, 35,254,660 shares (or 73%) were represented at the Meeting in person or by proxy.

The individuals listed below were re-elected (for a term of one year) as directors of the Company:

Michael A. Grandin	Richard G. Sim
Juanita A. Hinshaw	David S. Sutherland
Burton M. Joyce	Roger E. Tetrault
Jack D. Michaels	Gordon G. Thiessen, O.C.
Bernard M. Michel	D. Murray Wallace
Allan S. Olson	John B. Zaozirny, Q.C.
Arthur R. Price

The shareholders elected the above-noted slate of directors as follows:

Number of shares voted FOR: 35,186,475
Number of shares voted AGAINST: 0
Number of shares WITHELD: 62,385
Number of shares INVALID: 5,800
Number of NON VOTES: 0

The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm was ratified by the shareholders as follows:

Number of shares voted FOR: 35,184,157
Number of shares voted AGAINST: 0
Number of shares WITHELD: 70,503
Number of shares INVALID: 0
Number of NON VOTES: 0

The shareholders approved the Annual Incentive Plan for Senior Officers as follows:

Number of shares voted FOR: 34,937,220
Number of shares voted AGAINST: 317,440
Number of shares WITHELD: 0
Number of shares INVALID: 0
Number of NON VOTES: 0

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

IPSCO INC. (Registrant)
Date: August 1, 2006	By:	/s/ DAVID S. SUTHERLAND
David S. Sutherland
President and Chief Executive Officer
Date: August 1, 2006	By:	/s/ VICKI L. AVRIL
Vicki L. Avril
Senior Vice President and Chief Financial Officer