Form 10-Q
period 2006-09-30
IPSCO INC
filed 2006-11-09
CIK 879933

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 001- 14568

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

☐ Yes   ☐ No

The number of shares of common stock outstanding as of November 6, 2006 is 47,198,092.

IPSCO Inc.
Form 10-Q, September 30, 2006
Table of Contents

Part I Financial Information		2
Item 1	Financial Statements	2
	Consolidated Statements of Income and Comprehensive Income for the three- and nine-month periods ended September 30, 2006 and September 30, 2005 (unaudited)	2
	Consolidated Statements of Retained Earnings for the three- and nine-month periods ended September 30, 2006 and September 30, 2005 (unaudited)	2
	Consolidated Statements of Cash Flows for the three- and nine-month periods ended September 30, 2006 and September 30, 2005 (unaudited)	3
	Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	4
	Notes to Consolidated Interim Financial Statements (unaudited)	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4	Controls and Procedures	29
Part II Other Information		30
Item 1	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3	Defaults Upon Senior Securities	31
Item 4	Submission of Matters to a Vote of Security Holders	31
Item 5	Other Information	31
Item 6	Exhibits	31
Signatures		32

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

IPSCO Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
(thousands of United States Dollars except for per share and ton data)

		For the Three Months Ended		For the Nine Months Ended
		Sept 30	Sept 30	Sept 30	Sept 30
		2006	2005	2006	2005
	Plate and Coil Tons Produced (thousands)	946.8	759.3	2,794.9	2,434.5
	Finished Tons Shipped (thousands)	1,041.7	847.8	3,048.1	2,507.1
	Sales	$996,867	$726,079	$2,793,321	$2,180,491
	Cost of sales	682,290	501,204	1,937,726	1,457,676
	Gross income	314,577	224,875	855,595	722,815
	Selling, general and administration	25,696	23,075	76,776	57,553
	Operating income	288,881	201,800	778,819	665,262
	Other expenses (income):
	Interest on long-term debt	6,120	8,784	17,661	29,187
	Net interest income	(9,482)	(4,456)	(24,705)	(10,479)
	Loss on early extinguishment of debt	—	690	—	10,939
	Foreign exchange loss (gain)	2,497	(18,080)	(1,262)	(19,233)
	Other	(135)	(1,767)	(353)	(1,782)
	Income Before Income Taxes	289,881	216,629	787,478	656,630
	Income Tax Expense	92,792	82,602	283,320	240,982
	Net Income	197,089	134,027	504,158	415,648
	Cumulative translation adjustment	(1,035)	(3,617)	29,425	(5,339)
	Change in fair value of derivatives, net of tax	(3,060)	4,235	(10,744)	7,320
	Comprehensive income	$192,994	$134,645	$522,839	$417,629
Earnings per Common Share	—Basic	$4.19	$2.81	$10.61	$8.52
	—Diluted	$4.15	$2.78	$10.51	$8.44
	Dividends Declared per Common Share (Canadian dollars)	$0.20	$0.14	$0.58	$0.40

IPSCO Inc.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2006	2005	2006	2005
Retained Earnings at Beginning of Period	$1,557,694	$1,058,958	$1,341,659	$884,859
Net Income	197,089	134,027	504,158	415,648
Common Share Repurchase	(2,029)	(9,018)	(77,125)	(106,086)
Dividends on Common Shares	(8,457)	(5,706)	(24,395)	(16,160)
Retained Earnings at End of Period	$1,744,297	$1,178,261	$1,744,297	$1,178,261

IPSCO Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended		For the Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2006	2005	2006	2005
Operating Activities
Net income	$197,089	$134,027	$504,158	$415,648
Adjustments to reconcile net income to net cash flows from operating activities
Stock-based compensation	3,373	2,300	5,021	3,281
Depreciation of capital assets	18,936	19,901	52,231	59,991
Amortization of deferred charges	507	409	1,506	1,284
Deferred income taxes	1,259	17,935	(4,874)	62,357
Loss on early extinguishment of debt	—	690	—	10,939
Unrealized foreign exchange gain	—	(18,714)	—	(20,653)
Changes in operating assets and liabilities
Accounts receivable, less allowances	3,704	(27,533)	2,575	57,915
Inventories	(103,337)	29,674	(235,651)	(24,831)
Other	315	(1,614)	3,049	2,528
Accounts payable and accrued charges	50,333	29,142	19,398	(39,132)
Change in deferred pension liability	(283)	(660)	(726)	(315)
Income taxes payable	(7,296)	33,521	(44,746)	21,155
Net cash provided by operations	164,600	219,078	301,941	550,167
Investing Activities
Expenditures for capital assets	(19,443)	(19,545)	(61,853)	(41,716)
Proceeds from mortgage receivable, net	7,425	1,955	8,396	3,782
Acquisition costs	(4,371)	293	(4,371)	194
Net cash used for investing activities	(16,389)	(17,297)	(57,828)	(37,740)
Financing Activities
Common share dividends	(8,457)	(5,706)	(24,395)	(16,160)
Common shares issued pursuant to share option plan	2,330	4,387	7,813	20,810
Common share repurchase	—	(11,564)	(85,500)	(132,721)
Repayment of long-term debt	877	(2,458)	(4,114)	(130,295)
Net cash used for financing activities	(5,250)	(15,341)	(106,196)	(258,366)
Effect of exchange rate changes on cash and cash equivalents	(1,407)	2,742	22,565	4,248
Increase in Cash and Cash Equivalents	141,554	189,182	160,482	258,309
Cash and Cash Equivalents at Beginning of Period	601,992	423,901	583,064	354,774
Cash and Cash Equivalents at End of Period	$743,546	$613,083	$743,546	$613,083

IPSCO Inc.
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of United States Dollars)

	Sept 30	Dec 31
	2006	2005
Current Assets
Cash and cash equivalents	$743,546	$583,064
Accounts receivable, less allowances	376,334	388,943
Inventories	764,053	506,237
Deferred income taxes	37,999	30,227
Other	5,406	8,615
	1,927,338	1,517,086
Non-Current Assets
Capital assets	1,063,291	1,056,186
Other	56,710	65,747
	1,120,001	1,121,933
Total Assets	$3,047,339	$2,639,019
Current Liabilities
Accounts payable and accrued charges	$335,975	$303,589
Income and other taxes payable	—	41,073
Current portion of long-term debt	20,879	4,114
	356,854	348,776
Long-Term Liabilities
Long-term debt	292,175	313,053
Other	44,538	44,584
Deferred income taxes	189,939	191,973
	526,652	549,610
Shareholders' Equity
Common shares	414,499	419,272
Contributed surplus	22,202	15,548
Retained earnings	1,744,297	1,341,659
Accumulated other comprehensive loss	(17,165)	(35,846)
	2,163,833	1,740,633
Total Liabilities and Shareholders' Equity	$3,047,339	$2,639,019

IPSCO Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)
(thousands of United States Dollars)

1.                 Effective with the fourth quarter of 2005, the Company prepares its financial statements in accordance with the generally accepted accounting principles (GAAP) of the United States. A reconciliation of the differences between GAAP in Canada and the United States as they apply to the Company is provided in note 10.

These unaudited consolidated financial statements have been prepared on a basis consistent with those used in the preparation of the most recent annual financial statements, except as described in note 5, and should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company’s 2005 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of expected results for the year.

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

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 amends SFAS No. 87 “Employer’s Accounting for Pensions,” SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions” and SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The amendments retain most of the existing measurement and disclosure guidance and will not change the amount recognized in the Company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity for the amount, by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for the Company’s fiscal year ending December 31, 2006. The Company is currently evaluating the impact SFAS 158 will have on its consolidated balance sheet.

2.                 Inventories

	Sept 30	Dec 31
	2006	2005
Finished goods	$233,153	$148,650
Work-in-process	318,364	190,860
Raw materials	117,170	99,706
Supplies	95,366	67,021
	$764,053	$506,237

3.                 Pensions

Pension cost attributable to the Company’s pension plans is as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2006	2005	2006	2005
Defined benefit plans
Service cost	$2,120	$1,456	$6,297	$4,293
Interest cost	3,260	2,789	9,683	8,223
Expected return on plan assets	(3,296)	(2,607)	(9,790)	(7,686)
Amortization of gains, losses and past service costs	1,598	854	4,747	2,518
	3,682	2,492	10,937	7,348
Defined contribution plans	1,182	1,010	3,967	3,251
	$4,864	$3,502	$14,904	$10,599

4.                 Earnings per share

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

	For the Three Months Ended		For the Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share	$197,089	$134,027	$504,158	$415,648
Common shares outstanding—September 30	47,193,592	48,036,319	47,193,592	48,036,319
Non-vested restricted shares—September 30	(163,884)	(171,504)	(163,884)	(171,504)
Weighted average impact of shares repurchased (issued)	(13,422)	(100,834)	466,945	921,441
Denominator for basic earnings per share	47,016,286	47,763,981	47,496,653	48,786,256
Adjustment for share options	93,168	127,318	98,574	248,024
Adjustment for deferred share units	119,717	112,205	118,193	108,861
Adjustment for restricted shares	79,591	133,431	126,295	112,485
Adjustment for performance units	169,675	24,849	109,078	—
Denominator for diluted earnings per share	47,478,437	48,161,784	47,948,793	49,255,626

5.                 Stock Based Compensation

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

The Company has an incentive share plan under which common shares are reserved for directors, officers and employees. As of September 30, 2006 and September 30, 2005, shares available for future grants are 599,149 and 729,645, respectively. The restricted shares and performance units vest at the end of three years based on continued employment and achievement of certain Company performance objectives. Restricted shares are entitled to dividends declared on common shares during the vesting period and, upon vesting, performance units are entitled to an amount equal to dividends declared during the vesting period. The fair value of the grants is being amortized to compensation expense over the vesting period. For the quarters ended September 30, 2006 and September 30, 2005 compensation expense of $3,732 and $2,300 has been recorded, respectively. Compensation expense of $12,966 and $3,281 has been recorded in the nine month periods ended September 30, 2006 and September 30, 2005, respectively.

Share Options

The following is the continuity of granted options outstanding with weighted average exercise price in Canadian dollars:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2006		September 30, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	150,625	23.44	369,170	26.30
Options exercised	(4,500)	35.10	(176,645)	29.84
Balance at end of period	146,125	23.08	192,525	23.05

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of period	175,025	23.50	1,205,065	24.90
Options exercised	(28,900)	25.61	(1,012,540)	25.26
Balance at end of period	146,125	23.08	192,525	23.05

The September 30, 2006 weighted average remaining contractual life of the outstanding options is 4.4 years.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of the outstanding and exerciseable options at September 30, 2006 is CDN $10.8 million. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and 2005 was CDN $0.3 million and CDN $7.0 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was CDN $2.4 million and CDN $38.5 million, respectively.

Performance Units

The following is the continuity of performance units outstanding:

	For the Three Months Ended		For the Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2006	2005	2006	2005
Balance at beginning of period	187,746	145,985	242,766	133,985
Performance units granted	88,817	96,926	99,217	108,926
Performance units cancelled	—	(1,250)	(625)	(1,250)
Performance units converted to common shares on vesting	—	—	(44,605)	—
Performance units paid in cash on vesting	—	—	(20,190)	—
Balance at end of period	276,563	241,661	276,563	241,661

As of September 30, 2006 the weighted average grant date fair value of the outstanding performance units is CDN $71.80.

The total fair value of performance units which vested during the three and nine months ended September 30, 2006 was $nil and $6.2 million, respectively.

Restricted Shares

The following is the continuity of restricted shares outstanding:

	For the Three Months Ended		For the Nine Months Ended
	Sept 30	Sept 30	Sept 30	Sept 30
	2006	2005	2006	2005
Balance at beginning of period	210,003	171,504	210,003	171,504
Restricted shares granted	30,798	38,499	30,798	38,499
Restricted shares converted to common shares on vesting	(49,287)	—	(49,287)	—
Restricted shares paid in cash on vesting	(27,630)	—	(27,630)	—
Balance at end of period	163,884	210,003	163,884	210,003

The September 30, 2006 weighted average grant date fair value of the restricted shares is CDN $58.98.

The total fair value of restricted shares which vested during the three and nine months ended September 30, 2006 was $6.6 million.

At September 30, 2006, there was $25.7 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over the weighted-average vesting period of 2.5 years.

In March 2005, the Company filed a normal course issuer bid which entitled the Company to acquire approximately 4.2 million of its common shares between March 16, 2005 and March 15, 2006. All purchases were made on the open market at the market price at the time of the purchase. All shares purchased under the bid were cancelled. During the quarter ended September 30, 2005, 258,500 common shares were purchased for $11.6 million. During the nine months ended September 30, 2005, 2,751,900 common shares were purchased for $132.7 million.

In May 2006, the Company filed a normal course issuer bid which entitled the Company to acquire up to 4.7 million of its common shares between May 9, 2006 and May 8, 2007. All purchases were made on the open market at the market price at the time of the purchase. All shares purchased under the bid were cancelled. During the nine months ended September 30, 2006, 934,700 common shares were purchased for $85.5 million. No shares were repurchased in the third quarter 2006.

6.                 Income Taxes

During the quarter ended September 30, 2006, the Company decreased its annual effective income tax rate from 38.3% to 36% primarily due to the planned reinvestment of U.S. earnings through the announced acquisition of NS Group, Inc. (see Note 8). The change in the effective rate reduced income tax expense for the three months ended September 30, 2006 by $18.2 million ($0.38 per diluted share). The 32% effective tax rate for the quarter ended September 30, 2006 as compared to the 38.1% effective tax rate for the quarter ended September 30, 2005 reflects the reduction of U.S. withholding tax previously recorded.

7.                 Segmented Information

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

	For the Three Months Ended		For the Nine Months Ended
	Sept 30 2006	Sept 30 2005	Sept 30 2006	Sept 30 2005
Sales
Canada	$289,715	$266,721	$850,133	$683,945
United States	707,152	459,358	1,943,188	1,496,546
	$996,867	$726,079	$2,793,321	$2,180,491

	Sept 30	December 31
	2006	2005
Capital Assets
Canada	$223,507	$213,621
United States	839,784	842,565
	$1,063,291	$1,056,186

	For the Three Months Ended		For the Nine Months Ended
	Sept 30 2006	Sept 30 2005	Sept 30 2006	Sept 30 2005
Sales information by product group is as follows:
Steel mill products	$566,479	$379,507	$1,623,547	$1,329,861
Tubular products	430,388	346,572	1,169,774	850,630
	$996,867	$726,079	$2,793,321	$2,180,491

Tubular product sales volume in the first and second quarters can be negatively impacted by weather conditions in Western Canada.

8.                 Business Combination

On September 11, 2006, the Company announced that it had entered into a definitive agreement with NS Group, Inc. to acquire all of the outstanding shares of NS Group for $66 per share for a total cost of approximately $1.5 billion plus transaction costs. The acquisition will be funded through a combination of cash on hand and debt obtained under a fully committed bank credit facility.

The transaction, subject to customary conditions including approval of the holders of NS Group, Inc. common stock, and regulatory approval, is expected to close before December 31, 2006.

9.                 Consolidating Financial Statements

The following information presents the condensed consolidating balance sheets as at September 30, 2006 and December 31, 2005, and the condensed consolidating statements of income and cash flows for the three and nine months ended September 30, 2006 and 2005. The condensed consolidating financial statements present the accounts of IPSCO Inc. (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture dated as of June 18, 2003 to the IPSCO Inc. 8¾% Senior Notes due 2013 (“the Notes”) which were issued on June 18, 2003. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries. The Guarantor subsidiaries, all of which are wholly-owned by IPSCO Inc., are IPSCO Saskatchewan Inc., IPSCO Recycling Inc., IPSCO Enterprises Inc., IPSCO Minnesota Inc., IPSCO Texas Inc., IPSCO Tubulars Inc., IPSCO Steel Inc., and IPSCO Steel (Alabama) Inc. Non-Guarantor subsidiaries are IPSCO Direct Inc., Western Steel Limited, General Scrap Partnership, IPSCO Sales Inc., IPSCO Construction Inc. and General Scrap Inc.

IPSCO Inc. Condensed Consolidating Statements of Income

Three Months Ended September 30, 2006

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$212,003	$868,901	$177,540	$(261,577)	$996,867
Cost of sales	179,878	616,132	154,061	(267,781)	682,290
Gross income	32,125	252,769	23,479	6,204	314,577
Selling, general and administration	9,237	16,454	5	—	25,696
Operating income	22,888	236,315	23,474	6,204	288,881
Other expenses (income)
Interest on long-term debt	4,037	2,694	—	(611)	6,120
Other interest (income) expense, net	(1,391)	(7,389)	(702)	—	(9,482)
Foreign exchange loss (gain)	1,028	1,432	35	2	2,497
Intercompany interest/dividend	905	(1,043)	137	1	—
Equity income	(167,630)	(12,257)	—	179,752	(135)
Other (income) expense	(6,784)	—	—	6,784	—
Income (loss) before income taxes	192,723	252,878	24,004	(179,724)	289,881
Income taxes	(4,366)	90,012	7,096	50	92,792
NET INCOME (LOSS)	$197,089	$162,866	$16,908	$(179,774)	$197,089

IPSCO Inc. Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2006

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$598,880	$2,480,919	$457,477	$(743,955)	$2,793,321
Cost of sales	520,847	1,780,430	399,005	(762,556)	1,937,726
Gross income	78,033	700,489	58,472	18,601	855,595
Selling, general and administration	26,308	50,572	(104)	—	76,776
Operating income	51,725	649,917	58,576	18,601	778,819
Other expenses (income)
Interest on long-term debt	12,084	8,070	—	(2,493)	17,661
Other interest (income) expense, net	(5,073)	(18,185)	(1,447)	—	(24,705)
Foreign exchange loss (gain)	1,782	(3,036)	(10)	2	(1,262)
Intercompany interest/dividend	4,574	(3,690)	7	(891)	—
Equity income	(470,153)	(31,030)	—	500,830	(353)
Other (income) expense	(20,173)	(891)	—	21,064	—
Income (loss) before income taxes	528,684	698,679	60,026	(499,911)	787,478
Income taxes	24,526	237,828	20,571	395	283,320
NET INCOME (LOSS)	$504,158	$460,851	$39,455	$(500,306)	$504,158

IPSCO Inc. Condensed Consolidating Statements of Income
Three Months Ended September 30, 2005
(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$216,141	$629,725	$92,197	$(211,984)	$726,079
Cost of sales	199,527	443,784	81,764	(223,871)	501,204
Gross income	16,614	185,941	10,433	11,887	224,875
Selling, general and administration	9,994	13,591	(145)	(365)	23,075
Operating income	6,620	172,350	10,578	12,252	201,800
Other expenses (income)
Interest on long-term debt	6,015	2,769	—	—	8,784
Other interest (income) expense, net	(200)	(3,994)	(262)	—	(4,456)
Loss on early extinguishment of debt	690	—	—	—	690
Foreign exchange loss (gain)	8,929	(26,994)	(15)	—	(18,080)
Intercompany interest/dividend	1,005	(916)	(89)	—	—
Equity income	(146,755)	(12,330)	—	159,181	96
Other (income) expense	(7,203)	(1,202)	(7)	6,549	(1,863)
Income (loss) before income taxes	144,139	215,017	10,951	(153,478)	216,629
Income taxes	10,112	66,194	4,185	2,111	82,602
NET INCOME (LOSS)	$134,027	$148,823	$6,766	$(155,589)	$134,027

IPSCO Inc. Condensed Consolidating Statements of Income

Nine Months Ended September 30, 2005

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Sales	$521,656	$2,044,340	$206,296	$(591,801)	$2,180,491
Cost of sales	490,243	1,425,264	182,369	(640,200)	1,457,676
Gross income	31,413	619,076	23,927	48,399	722,815
Selling, general and administration	21,038	37,689	(77)	(1,097)	57,553
Operating income	10,375	581,387	24,004	49,496	665,262
Other expenses (income)
Interest on long-term debt	20,889	8,298	—	—	29,187
Other interest (income) expense, net	(588)	(9,305)	(586)	—	(10,479)
Loss on early extinguishment of debt	10,939	—	—	—	10,939
Foreign exchange loss (gain)	983	(20,207)	(9)	—	(19,233)
Intercompany interest/dividend	(1,279)	2,921	(1,642)	—	—
Equity income	(430,939)	(20,710)	—	451,730	81
Other (income) expense	(17,246)	(3,524)	(20)	18,927	(1,863)
Income (loss) before income taxes	427,616	623,914	26,261	(421,161)	656,630
Income taxes	11,968	207,343	10,305	11,366	240,982
NET INCOME (LOSS)	$415,648	$416,571	$15,956	$(432,527)	$415,648

IPSCO Inc. Condensed Consolidating Statements of Cash flows

Three Months Ended September 30, 2006

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$197,089	$162,866	$16,908	$(179,774)	$197,089
Non-cash adjustments	(162,756)	6,711	186	179,934	24,075
Change in operating assets and liabilities	(14,078)	(68,933)	25,849	598	(56,564)
Net cash provided by operating activities	20,255	100,644	42,943	758	164,600
Investing activities
Expenditures for capital assets	(3,048)	(15,321)	(463)	(611)	(19,443)
Proceeds from mortgage receivable, net	—	7,428	(3)	—	7,425
Other investing activities	—	(4,371)	—	—	(4,371)
Net cash used for investing activities	(3,048)	(12,264)	(466)	(611)	(16,389)
Financing activities
Common share dividends	(8,457)	—	—	—	(8,457)
Common shares issued pursuant to share option plan	2,330	—	—	—	2,330
Repayment of long-term debt	—	877	—	—	877
Net cash provided by (used for) financing activities	(6,127)	877	—	—	(5,250)
Effect of exchange rate changes on cash and cash equivalents	72	(2,933)	1,601	(147)	(1,407)
INCREASE IN CASH AND CASH EQUIVALENTS	11,152	86,324	44,078	—	141,554
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,223	438,118	50,651	—	601,992
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,375	$524,442	$94,729	$—	$743,546

IPSCO Inc. Condensed Consolidating Statements of Cash flows

Nine Months Ended September 30, 2006

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$504,158	$460,851	$39,455	$(500,306)	$504,158
Non-cash adjustments	(445,813)	(8,933)	7,054	501,576	53,884
Change in operating assets and liabilities	109,654	(421,426)	54,337	1,334	(256,101)
Net cash provided by operating activities	167,999	30,492	100,846	2,604	301,941
Investing activities
Expenditures for capital assets	(8,903)	(48,739)	(1,718)	(2,493)	(61,853)
Proceeds from mortgage receivable, net	—	8,399	(3)	—	8,396
Other investing activities	—	(4,371)	—	—	(4,371)
Net cash used for investing activities	(8,903)	(44,711)	(1,721)	(2,493)	(57,828)
Financing activities
Common share dividends	(24,395)	13,992	(13,992)	—	(24,395)
Common shares issued pursuant to share option plan	7,813	—	—	—	7,813
Common share repurchase	(85,500)	—	—	—	(85,500)
Repayment of long-term debt	—	(4,114)	—	—	(4,114)
Net cash provided by (used for) financing activities	(102,082)	9,878	(13,992)	—	(106,196)
Effect of exchange rate changes on cash and cash equivalents	9,995	14,184	(1,503)	(111)	22,565
INCREASE IN CASH AND CASH EQUIVALENTS	67,009	9,843	83,630	—	160,482
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,366	514,599	11,099	—	583,064
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,375	$524,442	$94,729	$—	$743,546

IPSCO Inc. Condensed Consolidating Statements of Cash flows

Three Months Ended September 30, 2005

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$134,027	$148,823	$6,766	$(155,589)	$134,027
Non-cash adjustments	(137,200)	15,620	(17,192)	161,293	22,521
Change in operating assets and liabilities	44,764	(666)	23,835	(5,403)	62,530
Net cash provided by operating activities	41,591	163,777	13,409	301	219,078
Investing activities
Expenditures for capital assets	(245)	(20,147)	847	—	(19,545)
Proceeds from mortgage receivable, net	—	57	1,898	—	1,955
Other investing activities	—	293	—	—	293
Net cash provided by (used for) investing activities	(245)	(19,797)	2,745	—	(17,297)
Financing activities
Common share dividends	(5,706)	—	—	—	(5,706)
Common shares issued pursuant to share option plan	4,387	—	—	—	4,387
Common share repurchase	(11,564)	—	—	—	(11,564)
Issue (repayment) of long-term debt	(3,226)	768	—	—	(2,458)
Net cash provided by (used for) financing activities	(16,109)	768	—	—	(15,341)
Effect of exchange rate changes on cash and cash equivalents	(10,931)	(844)	14,818	(301)	2,742
INCREASE IN CASH AND CASH EQUIVALENTS	14,306	143,904	30,972	—	189,182
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,491	390,387	19,023	—	423,901
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,797	$534,291	$49,995	$—	$613,083

IPSCO Inc. Condensed Consolidating Statements of Cash flows

Nine Months Ended September 30, 2005

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Operating activities
Net income (loss)	$415,648	$416,571	$15,956	$(432,527)	$415,648
Non-cash adjustments	(423,129)	75,843	1,389	463,096	117,199
Change in operating assets and liabilities	273,192	(230,224)	3,200	(28,848)	17,320
Net cash provided by operating activities	265,711	262,190	20,545	1,721	550,167
Investing activities
Expenditures for capital assets	(918)	(41,125)	327	—	(41,716)
Proceeds from mortgage receivable, net	—	1,921	1,861	—	3,782
Other investing activities	—	194	—	—	194
Net cash provided by (used for) investing activities	(918)	(39,010)	2,188	—	(37,740)
Financing activities
Common share dividends	(16,160)	12,429	(12,429)	—	(16,160)
Common shares issued pursuant to share option plan	20,810	—	—	—	20,810
Common share repurchase	(132,721)	—	—	—	(132,721)
Issue (repayment) of long-term debt	(126,474)	(3,821)	—	—	(130,295)
Net cash provided by (used for) financing activities	(254,545)	8,608	(12,429)	—	(258,366)
Effect of exchange rate changes on cash and cash equivalents	4,272	(2,282)	3,979	(1,721)	4,248
INCREASE IN CASH AND CASH EQUIVALENTS	14,520	229,506	14,283	—	258,309
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,277	304,785	35,712	—	354,774
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,797	$534,291	$49,995	$—	$613,083

IPSCO Inc. Condensed Consolidating Balance Sheets

As at September 30, 2006

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CURRENT ASSETS
Cash and cash equivalents	$124,375	$524,442	$94,729	$—	$743,546
Accounts receivable, less allowances	84,571	244,004	47,759	—	376,334
Net intercompany balances	(132,980)	199,473	(66,493)	—	—
Inventories	278,799	484,369	16,639	(15,754)	764,053
Deferred income taxes	31,732	4,788	1,479	—	37,999
Other	1,238	2,488	1,680	—	5,406
	387,735	1,459,564	95,793	(15,754)	1,927,338
NON-CURRENT ASSETS
Capital assets	137,201	895,680	26,293	4,117	1,063,291
Other	1,964,240	111,492	1,564	(2,020,586)	56,710
	2,101,441	1,007,172	27,857	(2,016,469)	1,120,001
TOTAL ASSETS	$2,489,176	$2,466,736	$123,650	$(2,032,223)	$3,047,339
CURRENT LIABILITIES
Accounts payable and accrued charges	$79,661	$249,206	$7,108	$—	$335,975
Current portion of long-term debt	14,715	6,164	—	—	20,879
	94,376	255,370	7,108	—	356,854
LONG-TERM LIABILITIES
Long-term debt	153,855	138,320	—	—	292,175
Other	16,949	27,589	—	—	44,538
Deferred income taxes	60,163	104,783	29,620	(4,627)	189,939
	230,967	270,692	29,620	(4,627)	526,652
SHAREHOLDERS’ EQUITY	2,163,833	1,940,674	86,922	(2,027,596)	2,163,833
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,489,176	$2,466,736	$123,650	$(2,032,223)	$3,047,339

IPSCO Inc. Condensed Consolidating Balance Sheets

As at December 31, 2005

(thousands of United States dollars)

		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CURRENT ASSETS
Cash and cash equivalents	$57,366	$514,599	$11,099	$—	$583,064
Accounts receivable, less allowances	93,245	262,293	33,405	—	388,943
Net intercompany balances	80,349	(83,755)	3,406	—	—
Inventories	144,730	363,974	11,594	(14,061)	506,237
Deferred income taxes	25,169	4,651	407	—	30,227
Other	5,156	2,410	1,049	—	8,615
	406,015	1,064,172	60,960	(14,061)	1,517,086
NON-CURRENT ASSETS
Capital assets	138,449	894,130	22,086	1,521	1,056,186
Other	1,470,677	104,284	3,182	(1,512,396)	65,747
	1,609,126	998,414	25,268	(1,510,875)	1,121,933
TOTAL ASSETS	$2,015,141	$2,062,586	$86,228	$(1,524,936)	$2,639,019
CURRENT LIABILITIES
Accounts payable and accrued charges	$53,428	$246,843	$3,318	$—	$303,589
Income and other taxes payable	(11,794)	50,668	2,199	—	41,073
Current portion of long-term debt	—	4,114	—	—	4,114
	41,634	301,625	5,517	—	348,776
LONG-TERM LIABILITIES
Long-term debt	168,569	144,484	—	—	313,053
Other	16,966	27,618	—	—	44,584
Deferred income taxes	47,339	127,623	21,843	(4,832)	191,973
	232,874	299,725	21,843	(4,832)	549,610
SHAREHOLDERS’ EQUITY	1,740,633	1,461,236	58,868	(1,520,104)	1,740,633
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,015,141	$2,062,586	$86,228	$(1,524,936)	$2,639,019

10.          Differences between United States and Canadian generally accepted accounting principles

Reconciliation of the line items of the consolidated statements of income and cash flows and the consolidated balance sheets from U.S. GAAP to Canadian GAAP follows. Information on the nature of these adjustments is provided in Note 21 to the Company’s 2005 consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands of United States Dollars except for per share and ton data)

		For the Three Months Ended September 30, 2006				For the Three Months Ended September 30, 2005
		U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
	Plate and Coil Tons Produced (thousands)	946.8			946.8	759.3			759.3
	Finished Tons Shipped (thousands)	1,041.7			1,041.7	847.8			847.8
	Sales	$996,867	a)	$(48,653)	$948,214	$726,079	a)	$(20,914)	$705,165
	Cost of sales	682,290	a)	(48,653)	636,409	501,204	a)	(20,914)	483,268
			b)	1,248			b)	1,247
			c)	(134)			c)	96
			d)	1,658			d)	1,635
	Gross income	314,577		(2,772)	311,805	224,875		(2,978)	221,897
	Selling, general and administration	25,696			25,696	23,075			23,075
	Operating income	288,881		(2,772)	286,109	201,800		(2,978)	198,822
	Other expenses (income):
	Interest on long-term debt	6,120	b)	(2,116)	4,004	8,784	b)	(2,191)	6,593
	Net interest income	(9,482)			(9,482)	(4,456)			(4,456)
	Foreign exchange loss (gain)	2,497			2,497	(18,080)			(18,080)
	Gain on sale of assets held for sale	—			—	(1,863)			(1,863)
	Other (income) expenses	(135)	c)	135	—	96	c)	(96)	—
	Loss on early extinguishment of debt	—			—	690			690
	Income before income taxes and cumulative effect of accounting change	289,881		(791)	289,090	216,629		(691)	215,938
	Income tax expense	92,792	b)	325	92,496	82,602	b)	340	82,353
			d)	(621)			d)	(589)
	Net Income	$197,089		$(495)	$196,594	$134,027		$(442)	$133,585
Earnings Per Common Share	—Basic	$4.19			$4.18	$2.81			$2.80
	—Diluted	$4.15			$4.14	$2.78			$2.77

             a) Freight invoiced to customers

             b) 2000 sale-leaseback transaction

             c) Joint venture

             d) Amortization of difference in amounts capitalized

             e) Translation of convenience

             f) Capitalization of interest

             g) Capitalization of commissioning costs

             h) Derivatives

             i) Minimum pension liability

CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(thousands of United States Dollars except for per share and ton data)

		For the Nine Months Ended September 30, 2006				For the Nine Months Ended September 30, 2005
		U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
	Plate and Coil Tons Produced (thousands)	2,794.9			2,794.9	2,434.5			2,434.5
	Finished Tons Shipped (thousands)	3,048.1			3,048.1	2,507.1			2,507.1
	Sales	$2,793,321	a)	$(107,451)	$2,685,870	$2,180,491	a)	$(62,617)	$2,117,874
	Cost of sales	1,937,726	a)	(107,451)	1,842,299	1,457,676	a)	(62,617)	1,403,782
			b)	3,742			b)	3,742
			c)	(353)			c)	76
			d)	8,635			d)	4,905
	Gross income	855,595		(12,024)	843,571	722,815		(8,723)	714,092
	Selling, general and administration	76,776			76,776	57,553			57,553
	Operating income	778,819		(12,024)	766,795	665,262		(8,723)	656,539
	Other expenses (income):
	Interest on long-term debt	17,661	b)	(6,337)	11,324	29,187	b)	(6,564)	22,623
	Net interest income	(24,705)			(24,705)	(10,479)	c)	5	(10,474)
	Foreign exchange loss (gain)	(1,262)			(1,262)	(19,233)			(19,233)
	Gain on sale of assets held for sale	—			—	(1,863)			(1,863)
	Other (income) expenses	(353)	c)	353	—	81	c)	(81)	—
	Loss on early extinguishment of debt	—			—	10,939			10,939
	Income before income taxes and cumulative effect of accounting change	787,478		(6,040)	781,438	656,630		(2,083)	654,547
	Income tax expense	283,320	b)	985	280,990	240,982	b)	1,016	240,232
			d)	(3,315)			d)	(1,766)
	Net Income	$504,158		$(3,710)	$500,448	$415,648		$(1,333)	$414,315
Earnings Per Common Share	—Basic	$10.61			$10.54	$8.52			$8.49
	—Diluted	$10.51			$10.44	$8.44			$8.41

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended September 30, 2006				For the Three Months Ended September 30, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Operating Activities
Net income	$197,089		$(495)	$196,594	$134,027		$(442)	$133,585
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation of capital assets	18,936	b)	(2,224)	18,404	19,901	b)	(2,224)	19,431
		c)	34			c)	119
		d)	1,658			d)	1,635
Amortization of deferred charges	507			507	409			409
Stock based compensation	3,373			3,373	2,300			2,300
Deferred income taxes	1,259	b)	325	963	17,935	b)	340	17,686
		d)	(621)			d)	(589)
Gain on sale of assets held for sale	—			—	(1,863)			(1,863)
Unrealized foreign exchange gain	—			—	(18,714)			(18,714)
Loss on early extinguishment of debt	—			—	690			690
Changes in operating assets and liabilities
Accounts receivable	3,704	c)	8	3,712	(27,533)	c)	234	(27,299)
Inventories	(103,337)	c)	24	(103,313)	29,674	c)	(13)	29,661
Other current assets	315	c)	(42)	273	249			249
Accounts payable and accrued charges	50,333	b)	2,234	52,845	29,142	b)	2,048	31,159
		c)	278			c)	(31)
Change in deferred pension liability	(283)			(283)	(660)			(660)
Income and other taxes payable	(7,296)	c)	—	(7,296)	33,521	c)	—	33,521
Net cash provided by operations	164,600		1,179	165,779	219,078		1,077	220,155
Investing Activities
Expenditures for capital assets, net of litigation settlement	(19,443)	c)	(220)	(19,663)	(21,091)	c)	(7)	(21,098)
Proceeds from sale of capital assets	—			—	1,546			1,546
Proceeds from mortgage receivable, net	7,425			7,425	1,955			1,955
Investments	—	c)	—	—	293	c)	(293)	—
Expenditures for other long-term assets	(4,371)			(4,371)	—			—
Net cash used for investing activities	(16,389)		(220)	(16,609)	(17,297)		(300)	(17,597)
Financing Activities
Common shares issued pursuant to share option plan	2,330			2,330	4,387			4,387
Tax benefit share option plan	—			—	—			—
Common share dividends	(8,457)			(8,457)	(5,706)			(5,706)
Common share repurchase	—			—	(11,564)			(11,564)
Repayment of long-term debt	877	b)	(877)	—	(2,458)	b)	(768)	(3,226)
Net cash (used for) provided by financing activities	(5,250)		(877)	(6,127)	(15,341)		(768)	(16,109)
Effect of exchange rate changes on cash and cash equivalents	(1,407)			(1,407)	2,742			2,742
Increase in Cash and Cash Equivalents	141,554		82	141,636	189,182		9	189,191
Cash and Cash Equivalents at Beginning of Period	601,992	c)	151	602,143	423,901	c)	322	424,223
Cash and Cash Equivalents at End of Period	$743,546		$233	$743,779	$613,083		$331	$613,414

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Nine Months Ended September 30, 2006				For the Nine Months Ended September 30, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Operating Activities
Net income	$504,158		$(3,710)	$500,448	$415,648		$(1,333)	$414,315
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation of capital assets	52,231	b)	(6,671)	54,313	59,991	b)	(6,671)	58,344
		c)	118			c)	119
		d)	8,635			d)	4,905
Amortization of deferred charges	1,506			1,506	1,284			1,284
Stock based compensation	5,021			5,021	3,281			3,281
Deferred income taxes	(4,874)	b)	985	(7,204)	62,357	b)	1,016	61,607
		d)	(3,315)			d)	(1,766)
Gain on sale of assets held for sale	—			—	(1,863)			(1,863)
Unrealized foreign exchange gain	—			—	(20,653)			(20,653)
Loss on early extinguishment of debt	—			—	10,939			10,939)
Changes in operating assets and liabilities
Accounts receivable	2,575	c)	(191)	2,384	57,915	c)	265	58,180
Inventories	(235,651)	c)	(23)	(235,674)	(24,831)	c)	4	(24,827)
Other current assets	3,049	c)	(3)	3,046	4,391			4,391
Accounts payable and accrued charges	19,398	b)	(38)	19,668	(39,132)	b)	28	(39,169)
		c)	308			c)	(65)
Change in deferred pension liability	(726)			(726)	(315)			(315)
Income and other taxes payable	(44,746)			(44,746)	21,155			21,155
Net cash provided by operations	301,941		(3,905)	298,036	550,167		(3,498)	546,669
Investing Activities
Expenditures for capital assets, net of litigation settlement	(61,853)	c)	(120)	(61,973)	(43,262)	c)	(101)	(43,363)
Proceeds from sale of capital assets	—			—	1,546			1,546
Proceeds from mortgage receivable, net	8,396			8,396	3,782			3,782
Investments	—			—	194	c)	(194)	—
Expenditures for other long-term assets	(4,371)			(4,371)	—			—
Net cash used for investing activities	(57,828)		(120)	(57,948)	(37,740)		(295)	(38,035)
Financing Activities
Common shares issued pursuant to share option plan	5,141			5,141	20,810			20,810
Tax benefit share option plan	2,672			2,672	—			—
Common share dividends	(24,395)			(24,395)	(16,160)			(16,160)
Common share repurchase	(85,500)			(85,500)	(132,721)			(132,721)
Current portion of long-term debt	2,050	b)	(2,050)	—	—			—
Repayment of long-term debt	(6,164)	b)	6,164	—	(130,295)	b)	3,821	(126,474)
Net cash (used for) provided by financing activities	(106,196)		4,114	(102,082)	(258,366)		3,821	(254,545)
Effect of exchange rate changes on cash and cash equivalents	22,565			22,565	4,248			4,248
Increase in Cash and Cash Equivalents	160,482		89	160,571	258,309		28	258,337
Cash and Cash Equivalents at Beginning of Period	583,064	c)	144	583,208	354,774	c)	303	355,077
Cash and Cash Equivalents at End of Period	$743,546		$233	$743,779	$613,083		$331	$613,414

CONSOLIDATED BALANCE SHEETS (unaudited)

(thousands of United States Dollars)

	September 30, 2006				December 31, 2005
	U.S. GAAP	Ref	Amount	Canadian GAAP	U.S. GAAP	Ref	Amount	Canadian GAAP
Current Assets
Cash and cash equivalents	$743,546	c)	$233	$743,779	$583,064	c)	$144	$583,208
Accounts receivable, less allowances	376,334	c)	745	377,124	388,943	c)	222	377,324
		h)	45			h)	(11,841)
Inventories	764,053	c)	173	764,226	506,237	c)	150	506,387
Future income taxes	37,999			37,999	30,227			30,227
Other	5,406	c)	25	5,431	8,615	c)	22	8,637
	1,927,338		1,221	1,928,559	1,517,086		(11,303)	1,505,783
Non-Current Assets
Capital assets	1,063,291	b)	(106,133)	1,070,702	1,056,186	b)	(112,804)	1,065,558
		c)	2,572			c)	2,569
		d)	(15,163)			d)	(6,528)
		f)	13,902			f)	13,902
		g)	112,233			g)	112,233
Other	56,710	c)	(3,244)	60,574	65,747	c)	(2,776)	70,033
		i)	7,108			i)	7,062
	1,120,001		11,275	1,131,276	1,121,933		13,658	1,135,591
Total Assets	$3,047,339		$12,496	$3,059,835	$2,639,019		$2,355	$2,641,374
Current Liabilities
Accounts payable and accrued charges	$335,975	b)	$(6,640)	$324,919	$303,589	b)	$(6,602)	$297,318
		c)	549			c)	331
		h)	(4,965)
Income and other taxes payable	—			—	41,073			41,073
Current portion of long-term debt	20,879	b)	(6,164)	14,715	4,114	b)	(4,114)	—
	356,854		(17,220)	339,634	348,776		(10,385)	338,391
Long-Term Liabilities
Long-term debt	292,175	b)	(110,320)	181,855	313,053	b)	(116,483)	196,570
Other	44,538	i)	(44,538)	—	44,584	i)	(44,584)	—
Future income taxes	189,939	b)	6,275	256,350	191,973	b)	5,290	254,652
		d)	(6,166)			d)	(2,851)
		f)	5,172			f)	5,172
		g)	41,751			g)	41,751
		h)	1,716			h)	(4,346)
		i)	17,663			i)	17,663
	526,652		(88,447)	438,205	549,610		(98,388)	451,222
Shareholders’ Equity
Common shares	414,499	e)	(40,733)	373,766	419,272	e)	(40,733)	378,539
Contributed surplus	22,202			22,202	15,548			15,548
Retained earnings	1,744,297	b)	10,720	1,777,532	1,341,659	b)	9,110	1,378,603
		d)	(8,997)			d)	(3,678)
		e)	(47,700)			e)	(47,700)
		f)	8,730			f)	8,730
		g)	70,482			g)	70,482
Accumulated other comprehensive loss	(17,165)	e)	88,433	108,496	(35,846)	e)	88,433	79,071
Cumulative translation adjustment		h)	3,245			h)	(7,495)
		i)	33,983			i)	33,979
	2,163,833		118,163	2,281,996	1,740,633		111,128	1,851,761
Total Liabilities and Shareholders’ Equity	$3,047,339		$12,496	$3,059,835	$2,639,019		$2,355	$2,641,374

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, and the Company’s consolidated financial position at September 30, 2006. We continue to operate and report our business as a single business segment. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form10-Q and in the Company’s Form 10-K for the year-ended December 31, 2005. As used in this report, IPSCO Inc. and its subsidiaries, unless otherwise specified, are collectively referred to as “IPSCO” or the “Company”, and unless the context otherwise requires, the terms “we”, “us”, “our” and similar references refer to the Company.

Recent Developments

Acquisition of NS Group, Inc.

We entered into a definitive merger agreement, dated September 10, 2006 (the “Merger Agreement”), among the Company, NS Group, Inc. (“NS Group”) and PI Acquisition Corporation (“PI Acquisition”), a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, PI Acquisition will be merged with and into NS Group and each outstanding share of NS Group (other than dissenting shares) will be converted into the right to receive $66 per share in cash, without interest. Taking into account the amount of net cash of NS Group assumed to be available at the date of the merger, aggregate consideration, net of NS Group cash, will be approximately $1.46 billion. NS Group has a combined annual capacity of 820 thousand short tons of steel pipe, including 250 thousand tons of seamless pipe capacity, with a size range from 1.9 inches to 16 inches, and has approximately 1,480 employees.  In 2005, NS Group reported net revenues of approximately $600 million, of which 94% were from its energy tubular products. The transaction is subject to the approval by the holders of a majority of the outstanding shares of NS Group common stock, the receipt of regulatory approvals and other customary closing conditions. On October 16, 2006, the 30-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired.  The expiration of the Hart-Scott-Rodino waiting period satisfies one of the conditions to our acquisition of NS Group.

The transaction is not conditioned on financing and is expected to close by year end. We expect to finance the NS Group acquisition through a combination of cash-on-hand and debt obtained under a fully committed five year unsecured bank credit facility (the “Bank Credit Facility”) arranged through Banc of America Securities, LLC in aggregate principal amount of up to $1.25 billion. We are also considering the issuance of fixed-rate bonds, which would reduce the amount of bank debt needed for the funding of the acquisition. If we enter into the Bank Credit Facility or issue bonds as noted above, the relevant documentation would contain customary terms and covenants that may limit, in certain circumstances, our ability to, among other things, pay dividends or make other restricted payments. The loan documentation associated with the Bank Credit Facility would also require us and our subsidiaries to meet certain financial covenants, ratios and other tests.

Overview: Third Quarter Operating Results 2006 vs. 2005

Third quarter 2006 sales were a record $996.9 million, $270.8 million or 37% higher than the third quarter of 2005. Steel mill product revenue of $566.5 million increased 49% or $187.0 million over the third quarter 2005. Steel mill product revenue increases were driven by higher sales volumes and higher average pricing. The average price per ton of steel mill product increased $101 per ton or 14% from the prior year. Tubular product sales of $430.4 million increased $83.8 million or 24% from the same quarter last year, driven by higher sales volumes of large diameter pipe, increased energy tubular sales in the U.S. and higher average tubular product pricing.

IPSCO shipped a record 1,042,000 tons of finished products, up 194,000 tons or 23% from the 848,000 tons shipped during the same period last year. Steel mill product shipments in the third quarter were 691,000 tons, 163,000 tons or 31% more than the same period last year.  Total tubular product shipments were a record 351,000 tons, 31,000 tons or 9.5% higher compared to last year’s third quarter. Within the tubular product line, energy tubular shipments were nearly flat at 216,000 tons while non energy tubular shipments of 53,000 tons declined modestly from the prior year. Large diameter pipe shipments however were 82,000 tons, up 36,000 tons from third quarter of 2005.

Gross income of $314.6 million for the third quarter of 2006 was $89.7 million higher than the same period last year due to volume increases, and higher average product pricing.   Margins as a percent to sales increased from 31% to 32% due to a favorable tubular mix and higher average product pricing in most product lines.

The average per ton cost of scrap consumed in the third quarter of 2006 increased 33% from the third quarter of 2005. Aggregate conversion costs for the three steelworks were 3% higher than the same period last year due to small increases in energy costs, yield loss and maintenance expense. The average cost per ton of all products sold increased to $655 per ton, $64 per ton higher than the same quarter last year.  Despite the increase in conversion costs operating income per ton in the third quarter was $277 per ton compared to $238 per ton in the prior year due to the mix and pricing factors previously referenced.

Plate and coil tons produced in the third quarter of 2006 were 947,000 tons compared to 759,000 tons in third quarter of 2005. Steel mill production was impacted in third quarter 2005 by Hurricanes Katrina and Dennis and planned maintenance outages which resulted in lower volumes in 2005. However, quarterly production volumes have been increasing in the last year as the result of capital spending related to efficiencies, as well as and other best practice improvement efforts.

Selling, general and administration expenses were $25.7 million during the third quarter of 2006, as compared to $23.1 million during the same period in 2005, an increase of $2.6 million, or 11%, due to higher outside professional fees, charitable contributions, and share-based payment expense. Selling, general and administrative expenses represented 2.6% of sales compared to 3.2% in 2005.

Interest expense on long-term debt was $6.1 million, down 30% from $8.8 million in the third quarter of 2005. The lower interest expense for the quarter is the result of significant reduction in long-term debt during 2005 from scheduled payments, redemptions and open market purchases.  Interest income increased $5.0 million to $9.5 million due to higher average cash balances and higher interest rates compared to the prior period.

Changes in the Canadian to U.S. dollar exchange rate impact reported earnings. The third quarter 2006 foreign exchange loss was $2.5 million compared to a gain in 2005 of $18.1 million.

In the third quarter, the estimate of the 2006 annual effective tax rate was reduced to 36.0%, resulting in an effective tax rate for the quarter of 32.0%. The third quarter tax rate, compared to the prior year’s third quarter tax rate of 38.1%, is primarily due to the planned reinvestment of U.S. earnings through the announced acquisition of NS Group and the resulting decrease of the U.S. withholding tax liability. The current quarter effective tax rate increased net earnings by $0.37 per diluted share as compared to the third quarter of 2005.

Net income for the third quarter of 2006 was $197.1 million or $4.15 per diluted share compared to $134.0 million or $2.78 per diluted share for the third quarter of 2005. Net income increased in the third quarter compared with the third quarter of 2005 due to higher volumes, selling price increases in excess of cost increases, decreased interest expenses, higher interest income, and a lower effective tax rate. Record sales volumes and average pricing along with a lower effective tax rate resulted in record earnings per share that were 49% higher than the third quarter of last year.

First Nine Months Operating Results 2006 vs. 2005

Sales were $2.8 billion, $612.8 million or 28% higher than the $2.2 billion reported for the first nine months of 2005. Average selling price increased to $916 per ton in the first nine months of 2006 compared to $870 per ton in the first nine months of 2005, while total tons shipped increased 22%.

For the first nine months of 2006, IPSCO shipped 3,048,000 tons of finished products, up 541,000 tons from the 2,507,000 tons reported for the same period last year. Steel mill products had shipments in the first nine months of 2,051,000 tons, 326,000 tons or 19% more than the prior year. Tubular products shipments in the first nine months were 997,000 tons, 215,000 tons or 28% higher than the same period last year. Energy tubular shipments were 605,000 tons, up 49,000 tons from the same period last year. Large diameter pipe shipments were 218,000 tons, up 156,000 tons from the first nine months of 2005.

Plate and coil tons produced in the first nine months of 2006 were 2,795,000 tons compared to 2,434,000 tons in the first nine months of 2005. Fewer maintenance and weather related outages and productivity improvements related to recent capital expenditures resulted in higher production at our steel facilities.

Gross income of $855.6 million for the first nine months of 2006 was $132.8 million higher than the same period last year. Year-to-date gross margin declined from 33% to 31% due to increases in input and conversion costs in excess of increases in average realized pricing.

Selling, general and administration expenses were $76.8 million during the first nine months of 2006, as compared to $57.6 million during the same period in 2005, an increase of $19.2 million, or 33%. The impact of share price appreciation and adoption of FAS 123(R) increased administration expenses by $6.9 million compared to the prior year. Higher outside professional fees and charitable contributions also contributed to the increase year over year.  Selling, general and administrative expenses represented 2.7% of sales compared to 2.6% in 2005.

Operating income per ton in the first nine months of 2006 was $256 per ton compared to $265 per ton in the same period last year due to the factors previously discussed.

Interest expense on long-term debt was $17.7 million, down 39% from $29.2 million in the first nine months of 2005. This reduction in the first nine months of 2006 compared to the first nine months of 2005 is the result of the reduction in long-term debt during 2005 and 2006 from scheduled payments, redemptions and open market purchases. Interest income increased $14.2 million to $24.7 million due to higher average cash balances and interest rate increases compared to the prior period.

Our annual effective income tax rate was reduced to 36% for the first nine months of 2006 versus 36.7% in the first nine months of 2005.

Net income for the first nine months of 2006 was $504.2 million, or $10.51 per diluted share, compared to $415.6 million, or $8.44 per diluted share for the first nine months of 2005.  Net income increased due to higher volumes, decreased interest expense, higher interst income and a lower effectie tax rate.

Outlook

We expect end-user demand for plate and energy tubular goods will continue to be strong. While energy prices have fallen recently we expect them to remain at levels sufficient to maintain high drilling activity and resultant demand for OCTG products. However, demand from service centers and distributor customers is declining in the fourth quarter as these customers reduce inventories. As previously announced, we will be adjusting our production accordingly, utilizing this opportunity to accelerate maintenance of our equipment that has been running at capacity during this record year and to better align our own inventories.

We expect total shipment levels to remain comparable to the prior quarter. However, unabsorbed overhead and higher maintenance expenses resulting from these production curtailments and a less favorable product mix related to lower large diameter sales will cause some margin compression. While demand for large diameter spiral pipe continues to be exceptionally strong, actual fourth quarter sales are expected to be lower than in the third quarter. Excluding any impact of the NS Group acquisition, foreign exchange gains or losses, and share price volatility, and assuming an effective tax rate of 36%, we forecast the fourth quarter earnings to be in the range of $3.30 to $3.50 per diluted share.

The NS Group transaction continues to be on schedule for closing prior to year end. The expiration of the Hart-Scott-Rodino waiting period satisfies one of the conditions to our acquisition of NS Group. Consummation of the merger, which is expected to occur in the fourth quarter 2006, remains subject to other customary closing conditions, including approval of the merger by NS Group’s shareholders.

Financial Position and Liquidity

Cash at September 30, 2006 was $743.5 million, an increase of $141.6 million in the quarter. Net cash generated by operating activities for the three months ended September 30, 2006 was $164.6 million compared to $219.1 million generated by operating activities for the same period in 2005. This decrease of $54.5 million was primarily due to an increase in inventory of $103.3 million in the third quarter of 2006 versus a reduction in inventory of $29.7 million in the third quarter 2005.  This was partially offset by increased net income and accounts payable and reduced accounts receivable, while income taxes payable used $40.8 million. Higher inventory levels will be reduced in the fourth quarter through some production decreases.

Capital expenditures in the third quarter of 2006 were $19.4 million, compared with $19.5 million in the same period in 2005. Capital expenditures are anticipated to total approximately $85 million in 2006. During the third quarter, $7.4 million was generated from the collection of mortgage receivables and $4.4 million was invested in the acquisition of NS Group.

In May 2006, the Company announced a new share repurchase program to purchase up to 4.7 million of our common shares. In the third quarter of 2006, no common shares were repurchased under the new repurchase program compared to 258,500 common shares purchased totaling $11.6 million in the same quarter last year under the previous repurchase program.

On July 27, 2006, IPSCO’s Board of Directors declared a CDN $0.20 per share cash dividend on the Company’s common shares, payable September 29, 2006 to shareholders of record on September 15, 2006.

On September 11, 2006, IPSCO announced an agreement to purchase NS Group, Inc for $66.00 per share in cash. The transaction is valued at approximately $1.46 billion, net of NS Group cash.  IPSCO expects to fund this acquisition through a combination of cash on hand and debt obtained under a committed bank credit facility.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

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

Commodity Price Risk

IPSCO manages a portion of our exposure to price risk related to natural gas purchases by using derivative financial instruments. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive loss on the consolidated balance sheets and recognized into production costs in the same period as the underlying transaction is concluded. At September 30, 2006, accumulated other comprehensive loss includes $3.2 million in unrealized net-of-tax losses for the fair value of these instruments. A sensitivity analysis indicates that the reduction in the fair value of these instruments at September 30, 2006, due to hypothetical declines of 10% and 25% in market prices of natural gas at that time would be $3.1 million and $7.8 million, respectively (at September 30, 2005 - $3.1 million and $7.6 million, respectively). Any resulting changes in fair value would be recorded as adjustments to other comprehensive income, net of tax. Because these instruments are hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Interest Rate Risk

IPSCO’s outstanding debt is fixed rate debt and IPSCO’s investment practice is to invest in highly liquid money market funds or securities with short remaining maturities. As a result, changes in interest rates are not expected to have a significant impact on the value of these investments. As such, future changes in interest rates are not expected to impact interest expense or the value of cash equivalent investments. IPSCO has not engaged in interest swaps to manage interest rate exposure.

Foreign Currency Risk

IPSCO is subject to the impact of changes in exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities (including certain inter-company balances), particularly changes in the value of the U.S. dollar versus the Canadian dollar. At September 30, 2006, there were no foreign exchange contracts outstanding.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. Based on such evaluation, IPSCO’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2006, and that there have been no significant changes in such controls and procedures, or in other factors, that could significantly affect these controls subsequent to their evaluation date.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

In October 2006, NS Group, its directors, IPSCO and PI Acquisition were named as defendants in a class action lawsuit filed in the Campbell Circuit Court of the Commonwealth of Kentucky, Case # 06-CI-01422 #2. The plaintiff, a purported shareholder of the NS Group, has alleged, among other things, that the merger consideration to be paid to the shareholders of NS Group in the merger is unfair and inadequate, as a result of alleged breaches of fiduciary duty by NS Group and its directors. According to the complaint, NS Group’s directors agreed to an allegedly unfair and inadequate price and agreed to a termination fee, which is alleged to serve as a substantial deterrent to other prospective buyers, because of the directors’ interest in “quickly” signing the merger agreement in order to obtain allegedly “improper” personal benefits from the acceleration of various stock options and incentive plans and the indemnification provision of the merger agreement and, in the case of certain directors, salary continuation agreements. The complaint further alleges that the NS Group defendants breached an alleged duty of “full and fair disclosure” by failing to disclose in a previously filed preliminary proxy statement certain allegedly material information regarding the negotiation of the merger agreement, including information relating to NS Group and its directors’ consideration of alternative transactions, additional information regarding the criteria that Raymond James utilized in certain aspects of its financial analysis, as well as the percentage of its fee that is contingent on consummation of the merger. The complaint alleges that IPSCO aided and abetted NS Group and its directors in the breaches of their duties to NS Group’s shareholders. The complaint seeks, among other relief, compensatory and/or rescissory damages to the class, and an award of attorneys’ fees and expenses to the plaintiff. We believe the resolution of this matter will not have a material adverse effect on our consolidated financial condition or results of operations. Apart from the foregoing, there have been no material changes in legal proceedings since the issuance of the Company’s Form 10-K for the year ended December 31, 2005.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described below along with the factors discussed in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Timely completion of the NS Group acquisition, including receipt of shareholder approval, and the ability to integrate NS Group’s business and achieve synergies may not be successful and may reduce our profitability

The proposed acquisition of NS Group involves risks, including that the acquisition may not be completed. The transaction involves numerous risks, including the diversion of our management’s attention from other business concerns, the possibility that current operating and financial systems and controls may be inadequate to deal with our growth, the possibility of increased leverage and the potential loss of key employees. If the acquisition is completed there may be risks relating to the difficulty of integrating our business, operations, products and services with those of NS Group.  The success of this transaction depends on our ability to successfully merge corporate cultures and operational and financial systems and controls; realize marketing and cost reduction synergies; and as necessary, retain key management members and technical personnel of NS Group. If we fail to integrate the NS Group business successfully, or to manage our growth, that failure could have a material adverse effect on our business. Although we have conducted what we believe to be a prudent investigation in connection with the transaction, an unavoidable level of risk remains regarding any undisclosed or unknown liabilities or issues concerning the NS Group.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Equity Securities

In May 2006, IPSCO filed a normal course issuer bid (the “Bid”) with Canadian regulators to repurchase, by way of open market purchases on the TSX and NYSE, up to 4.7 million of our common shares between May 9, 2006 and May 8, 2007. During the quarter ended September 30, 2006, we made no purchases under the Bid.  There remain 3,765,300 shares that may yet be purchased under the Bid.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

2.1

Agreement and Plan of Merger, dated September 10, 2006, between IPSCO Inc., NS Group, Inc. and PI Acquisition Company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on September 11, 2006).

3.1	Articles of Continuance of IPSCO Inc., incorporated by reference to Exhibit 3.1 to Form F-4/A filed November 3, 2003 (Registration No. 333-108820).
3.2	Article of Incorporation of IPSCO Inc., incorporated by reference to Exhibit 3.2 to Form F-4/A filed November 3, 2003 (Registration No. 333-108820).
3.3	Bylaws of IPSCO Inc. incorporated by reference to Exhibit 3.13 to Form F-4/A filed November 3, 2003 (Registration No. 333-108820).
10.1*	IPSCO Enterprises Inc. U.S. Supplemental Executive Retirement Plan (As Amended and Restated Effective January 1, 2005), approved by the Company’s Board of Directors on February 24, 2006.
31.1*	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPSCO INC. (Registrant)
Date: November 8, 2006	By:	/s/ DAVID S. SUTHERLAND
David S. Sutherland
President and Chief Executive Officer
Date: November 8, 2006	By:	/s/ VICKI L. AVRIL
Vicki L. Avril
Senior Vice President and Chief Financial Officer