Form 10-K
period 2006-12-31
IPSCO INC
filed 2007-03-01
CIK 879933

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-14568

IPSCO Inc.

(Exact name of registrant as specified in its charter)

CANADA	98-0077354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Warrenville Road, Suite 500, Lisle, Illinois 60532

Telephone:  (630)-810-4800

(Address and telephone number of principal executive offices)

Securities registered pursuant to section 12(b) of the Act: Common Shares                  Registered On: NYSE and TSX

Securities registered pursuant to section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes   ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

☐ Yes   ☒  No

The aggregate market value of the common stock held by non-affiliates was approximately $3,349,460,036, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently second fiscal quarter completed June 30, 2006.

47,213,592 shares of common stock were outstanding at February 23, 2007.

Documents incorporated by reference into this report include Sections of the registrant’s Proxy Statement to be filed on or before March 28, 2007  for the Annual Meeting of Stockholders to be held on April 26, 2007 (Part III). Such portions, except for the parts therein which have been specifically incorporated by reference, shall not be deemed “filed” for the purposes of this report on Form 10-K.

Statement Regarding Forward-Looking Information

Except for the historical information contained in this report, certain matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and include, but are not limited to, statements that relate to projections of sales, earnings, earnings per share, cash flows, capital expenditures or other financial items, discussions of estimated future revenue enhancements and cost savings. These statements also relate to our business strategy, goals and expectations concerning our market position, future operations, margins, profitability, liquidity and capital resources. Although we believe that, in making any such statements, our expectations are based on reasonable assumptions, any such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in this document, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “predicts,” “projects,” “should,” and similar terms and phrases are used to identify forward-looking statements in this report, as well as in the documents incorporated in this report by reference. These forward-looking statements are subject to numerous risks and uncertainties. They are important factors that could cause actual results to differ materially from those in the forward-looking statements, certain of which are beyond our control. These factors, risks and uncertainties include the following:

•       general economic conditions in North America and globally

•       domestic and international competitive factors, including global and North American consolidation, and the level of steel imports into Canadian and U.S. markets

•       general industry conditions, including competition and product and raw material prices

•       changes in supply and demand for steel and our specific steel products

•       potential replacement products or technology

•       supply, demand and pricing for scrap steel and iron, alloys and other raw materials

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

•       fluctuations in interest rates, currencies and exchange rates

•       the occurrence of any material lawsuits

•       trade sanction activities and the enforcement of trade sanction remedies

•       legislative or regulatory requirements, particularly concerning environmental matters

•       weather and its effects on production and business

•       failure to successfully integrate the operations of NS Group, Inc.

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

PART I

Item 1.   Business

In this Form 10-K, IPSCO Inc. and its subsidiaries, unless otherwise specified, are collectively referred to as “IPSCO” or the “Company,” and unless the context otherwise requires, the terms “we,” “us” or “our” refer to the Company.

General

IPSCO is a North American producer of steel products with facilities located at 25 sites throughout the U.S. and Canada. Four of these facilities are steelworks; three of which produce carbon steel slabs, hot rolled discrete plate and coil and one that produces round billets. Downstream processing facilities further process the plate, coil and billets into value-added products, including heat treated and normalized plate, cut-to-length plate, and a comprehensive line of casing, tubing, large and small diameter line pipe and industrial pipe. Tubular product offerings include both seamless and welded pipe in carbon and alloy grades.

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

On December 1, 2006, we completed our acquisition of NS Group, Inc. (“NSG”), a leading producer of tubular products in the U.S. serving energy and certain other industrial markets.

Financial Information about Segments

We operate and report our business as a single business segment. Our operations are managed, and operating results are reviewed, as a consolidated enterprise for purposes such as resource allocation and performance assessment. The Chief Operating Decision Maker (“CODM”) and the Board of Directors review profitability for the Company on a consolidated basis. The financial information reviewed by the CODM is presented on a consolidated basis which at times includes information by product only at the levels of gross margins. Allocation of selling, general, administrative and other costs is not computed between product groupings. Operating income by product group is not presented in the financial data we prepare. We believe the information presented in this report meets the requirements for segment reporting as defined by generally accepted accounting principles in the United States of America.

Description of Business

Operations:

We own and operate three flat rolled steelworks in: Regina, Saskatchewan; Montpelier, Iowa; and Mobile, Alabama. The Regina tubular operations began in 1956, followed by the steel mill operations in 1961. The Montpelier Steelworks began production in 1997 and the Mobile Steelworks in 2001. These steelworks use electric arc furnace or “mini-mill” technology to convert scrap metal into liquid steel. Alloys are added during processing to create a variety of steel grades. Liquid steel is cast into slabs and subsequently hot rolled, using Steckel mill technology, into either discrete plate or coil.

We own and operate one round billet steelworks, which we acquired as part of the NSG acquisition with a current estimated annual meltshop capacity of 450,000 tons which also uses mini-mill technology to convert scrap metal into liquid steel. Alloys are added during processing to create a variety of steel grades. Liquid steel is cast into 5½ inches round billets that are further processed into seamless tubes or sold as billets.

Five coil-processing locations, sourced primarily with IPSCO produced coil, fabricate cut-to-length products. Cut-to-length products are produced from steel coils of various widths, thicknesses and grades. They are cut to specific lengths to meet customer requirements in lengths ranging from 8 feet to over 60 feet. We produce a wide range of cut-to-length products in yield strengths as high as 100,000 pounds per square inch, thicknesses of up to ½ inch and widths as great as 96 inches.

Seven pipe mill locations throughout North America utilize both IPSCO and third party coil to fabricate electric resistance welded (ERW) tubular products that range from 1½ inches to 24 inches in diameter, as well as spiral formed, double submerged arc welded tubular products greater than 24 inches in diameter. One of the facilities, located in Wilder, Kentucky was acquired through our NSG acquisition.

Our seamless pipe mill in Ambridge, Pennsylvania also acquired through our NSG acquisition, heats and pierces solid steel billets into seamless pipe from 1.9 inches to 5 inches in outside diameter.

As part of the acquisition of NSG, we acquired ULTRATM Premium Oilfield Services Ltd. (“ULTRA”) which specializes in premium connections, oilfield accessories and field services for today’s complex oil and gas exploration and production activities with operating facilities in both Odessa and Houston, Texas. ULTRA is well positioned to support our growing carbon and alloy tubular market by providing the highly regarded line of ULTRA premium connections.

We operate five auto shredder facilities in Western Canada and nine smaller scrap metal processing and auto wrecking yards. These supply a significant portion of the scrap metal requirements of our Regina Steelworks as well as selling scrap to third parties in addition to processing non-ferrous materials that are sold throughout the world.

With the acquisition of NSG on December 1, 2006, our workforce increased by approximately 1,500 to 4,400 employees. On an annual basis, steel production volumes exceed 4 million tons. Acquisition and investment in new facilities and technology in the U.S., combined with training of production employees, have allowed us to expand production volumes through improved efficiencies. We believe we have a high rate of employee retention as a result of providing industry competitive wages that are supplemented by profit-driven incentives for achieving production, safety, on time shipment and other targets.

Strategy:

The core objective of our strategy is to clearly differentiate ourselves from other steel and pipe manufacturers through superior execution of: a customer-focused commercial strategy, delivery to market, product quality, value-added products, technical competence and financial performance. We aim to achieve a high brand presence in the primary markets we serve in order to support and extend our ability to differentiate “who we are” and “what we do” from others in the marketplace.

We attempt to minimize the volatility of our business and maximize earnings through our low cost platform and flexibility to move finished production between plate, coil and other different value-added products based on market trends. Our strength derives not only from the intrinsic competitive abilities of each of the activities along our value chain, but also from the synergistic combination of our facilities, resulting in better service to our customers, good penetration in competitive markets and a set of alternatives which provides a strong defense in difficult markets. We are vigilant about maintaining low costs in each of our activities and strive to be among the lowest cost steel products producers in the world.

We operate “steel short,” which means we expect to have more outlets for steel product than steel capacity. We purchase additional steel needs from third parties. We plan to continue to increase our value-added mix of products without the need for adding a green-field steel-making facility. We will continue to secure outlets for products by close customer collaboration, partnership, joint venture or acquisition.

We have the ability to adopt a variety of operating configurations to match market and competitive environments. Our employees are trained to operate within the uncertainties of a highly competitive industry. We devote considerable resources to making sure that employees have the skills and motivation to manage both the individual units and the integrated whole to maximize our competitive and financial performance.

Our financial goals derive directly from our operating configuration and practices. We aim not only to achieve high returns relative to our products, but also to moderate the cyclical performance typical of most steel producers. To do, so our investments are directed toward:

•       differentiating our goods and services to maximize revenue for each unit of output and to limit exposure to the commodity auction

•       keeping our cost among the lowest globally

•       stabilizing our earnings through a diversity of end markets, attempting to create a buffer for cyclical swings

•       growing the Company, including expanding our value-added product lines

We have currently targeted a regional geography–North America–where our focus, differentiation and value chain oriented strategy will have maximum effect. However, we actively seek ways to extend the scope of our ability to compete in, and meet the demands of our chosen region. Where it enhances our opportunity to grow shareholder returns, we may expand outside North America.

Capital and Strategic Investments:

Upon completion on December 1, 2006 of the NSG acquisition, IPSCO became a leading U.S. producer of tubular products serving energy and certain other industrial markets and became a leading North American supplier of tubular products to the oil and natural gas sector. This $1.43 billion transaction represents a strategic opportunity to broaden our energy product offering with seamless pipe, premium oilfield connections and services. The rated annual capacities of the seamless and welded tubular facilities acquired are 266,000 tons and 570,000 tons, respectively. The vast majority of seamless tubular sales are value-added alloy grades. The acquisition included tubular processing and finishing facilities located in Oklahoma, Texas and Pennsylvania with upsetting, heat treating, threading, premium threading, straightening and coating.

In 2006, we announced plans for the installation of a vacuum degasser at our Montpelier, Iowa Steelworks facility to provide a more sophisticated and extensive range of steel products. The vacuum degasser is a metallurgical refining process which allows production of ultra-low hydrogen steel with superior cleanliness. The vacuum degasser will help meet the growing demand for construction applications such as heavy equipment and bridge manufacturing and for higher strength large diameter line pipe. The vacuum degasser is expected to be operational in the third quarter 2007.

We also announced in 2006 the approval of a coil preparation facility and other related enhancements to our large diameter spiral pipe mill operations located in Regina, Saskatchewan. The new coil preparation area and equipment modifications will improve yield and productivity, as well as increase capacity from these mills by more than 25%. Upon completion of the project, our annual large diameter capacity, which is dependent on varying pipe diameters, may exceed 375,000 tons. The coil preparation facility is expected to be completed by the third quarter 2007.

In January 2007, we announced the expansion of our large diameter pipe facility located in Regina, Saskatchewan. The expansion will include an additional pipe forming mill and related finishing equipment which will increase the capacity, productivity and flexibility of the existing facility. This will further increase our nominal large diameter spiral pipe capacity to 500,000 tons by early 2008.

We also announced plans for the construction of an Oil Country Tubular Goods (OCTG) heat treat facility adjacent to our Blytheville, Arkansas pipe mill. This new facility will produce heat treated OCTG in 2 3/8 inches through 5 1/2 inches diameters. Commercial production is expected to begin in the third quarter of 2007. The facility will increase our OCTG heat treat capacity by an additional 100,000 tons annually. Combined with the previously announced heat treat facility in Baytown, Texas and existing heat treat capacity in Calgary, Alberta; Catoosa,

Oklahoma; Koppel and Ambridge, Pennsylvania; our total tubular heat treat capacity will increase to 575,000 tons annually.

Capital expenditures in 2006 were $101 million excluding the NSG acquisition. We continue to invest in improving both our steel and pipe making capabilities and to further expand the ongoing development of IPSCO’s range of value-added products consistent with our high levels of capacity utilization. We continually review potential projects that target cost reductions, capacity or product line expansion, and strategic support. Before approval, these projects must anticipate a return in excess of our risk-adjusted cost of capital. Current expectations for capital spending in 2007 are approximately $300 million reflecting approximately $230 million of strategic projects and $70 million in maintenance and compliance.

Products:

Our flat rolled steelworks can produce discrete plate in thickness from 3/16 to 4½ inches and coil in thickness from 1/10 to ¾ inches. Widths for discrete plate and coil range from 48 inches to 120 inches and 40 inches to 120 inches, respectively. Discrete plate may either be sold directly to customers or further processed at our heat treat facility. Coil may be sold either directly to our customers or further processed at our cut-to-length and tubular facilities. We have also expanded our value-added product lines to include blasted and painted, quenched and tempered, and normalized plate products.

We estimate the North American plate market in sizes that we produce was approximately 14 million tons in 2006. The North American production of plate in those same sizes was approximately 12 million tons and we believe we are the leading producer.

We are a major supplier in the energy tubular markets in the U.S. and Canada, shipping over 1.1 million tons in 2006. Over 80% of our tubular shipments in 2006 were energy related, as classified by casing and tubing, large and small diameter line pipe. Our primary source of material for ERW tubular production is coil produced by our flat rolled steelworks. Additional requirements are sourced externally, with approximately 30% of the 2.0 million tons consumed in our pipe and cut-to-length lines purchased from third parties in 2006. Our primary source for seamless tubular production is solid round billets produced by our Koppel, Pennsylvania steelworks acquired in the NSG transaction. We produce OCTG and small diameter line pipe in both seamless and ERW pipe in both carbon and alloy grades.

Our energy tubular products consist of three major components — oil and gas well casing and tubing, small diameter line pipe and large diameter line pipe. OCTG consists of casing and tubing which are used in the exploration and production of oil and natural gas from well sites. Line pipe is used in the gathering, transmission and distribution of extracted oil and natural gas. We have developed a strong network of distributors and customers within the North American OCTG market. We estimate the North American market for OCTG to be 6.2 million tons and our share of this market to be 12% based on our shipments in 2006. Major competitors in the North American OCTG market are Tenaris, Lone Star Steel Company, United States Steel Corporation and a high percentage of imports, primarily from China.

Large diameter pipe, a subset of line pipe, is defined as pipe 16” and greater. Large diameter pipe is used in transporting oil and gas across long distances. Demand for large diameter pipe is generally driven by the need to transmit production from newly developed reserves, the need to meet demand greater than the current oil and gas delivery system capacity or replacement needs related to existing large diameter lines.

We produce large diameter pipe at our Regina facility, using our own coil, allowing us full control of the production process. Our Western Canadian location provides us with a freight advantage in the northern part of North America. In addition, we are able to compete effectively elsewhere in North America. Our competitors in the North American large diameter pipe market are Berg Steel Pipe Corporation, Oregon Steel Mills Inc, American Cast Iron Pipe Company, Jindal, Durabond and Stupp Corporation.

Our industrial pipe including hollow structural product (HSS) and standard pipe is produced at various tubular facilities. IPSCO has a small share of the North American industrial pipe market, which is supplied by numerous producers.

As previously noted, a portion of the coil produced at our steelworks is used at our cut-to-length facilities. Three of our facilities (Houston, St. Paul and Toronto) have temper leveled cut-to-length lines, which produce product with superior flatness, surface quality, higher strength, and other qualities needed in certain manufacturing processes, all without heat treatment.

During 2006, we had approximately 700 customers purchasing our products, primarily in the service center, distribution, energy, agricultural equipment, transportation equipment, heavy machinery and construction industries. Seventy percent of our sales were made to U.S. customers. Our wide assortment of plate product widths, lengths, thicknesses and grades are used by end customers to manufacture construction and farm equipment, rail cars, barges, ships, storage tanks, bridges, structural poles, wind towers, offshore platforms, marine equipment, large diameter pipe and many other products.

Raw Materials:

Significant variable costs of steel mill production are steel scrap, alloys, electricity and natural gas. The most significant variable cost for our pipe mills and coil processing facilities is the cost of hot rolled coils.

Scrap metal is the primary raw material input for mini-mill producers. Scrap metal prices can increase or decrease significantly depending on market conditions. In 2006, our average cost per ton of consumed steel scrap, used at all of our steel mills was $193 compared to $173 in 2005.

We are vertically integrated through General Scrap Partnership, a Canadian scrap metal operation owned by IPSCO, with 14 collection sites, five of which include shredders. This Partnership processes approximately 400,000 tons per year of ferrous scrap. We also cultivate strong business relationships with most major scrap yards and brokers.

Alloys are consumed in the production of specialty grade steels, which are used to produce finished products with desired strength, hardness and abrasion characteristics. Specialty grade steel products typically command higher selling prices. Alloys were approximately 10% of the cost of steel produced in our own steel mills in 2006.

Electricity and natural gas are a significant variable cost for IPSCO representing 10% of our total steel mill product cost in 2006. We have long-term electricity contracts for our mills in Mobile, Montpelier, and Regina that extend to April 2011, December 2016 and December 2018, respectively. We are currently negotiating for a long-term contract for our Koppel facility. All of our contracts establish a fixed rate for our electrical usage subject to adjustments as provided in the individual agreements. For natural gas, we utilize forward purchase contracts and hedging programs for consumption in the normal course of business covering a four-year period to smooth price volatility. These programs help mitigate significant increases in spot prices.

Product Development:

We continually evaluate new ways to add value to our product lines. With focused development from our research personnel and product development engineers based on input from our customer base and sales force, we have expanded our plate and pipe product lines to include certain niche or specialty steels and advanced energy pipe, which have replaced a portion of our commodity grade products.

We operate a newly constructed modern research unit specifically dedicated to accelerate development of the Company’s capability to produce large diameter pipe suited for frontier climates, as well as high-end grades of plate. Known as the Frontier Pipe Research Unit, it will also be committed to conducting research related to other energy tubular products such as OCTG for frontier environments and other advanced energy sector steel products.

Competitive Conditions in the Business:

Integrated Mills Versus Mini-Mills — There are generally two types of primary steel producers that are differentiated by the process used to make raw steel. Steel manufacturing by an integrated mill involves the production of liquid iron by combining iron ore and coke with lime and oxygen in a blast furnace. The molten iron is sent to a basic oxygen furnace where scrap is added and oxygen is injected to make steel. In contrast, we are a mini-mill producer and our steel-making facilities in Regina, Montpelier, Mobile and Koppel use electric arc furnaces to directly melt scrap or scrap substitutes into liquid steel. As a group, mini-mills have historically been characterized by lower costs of production and lower man-hours per ton than integrated mills. This is due, in part, to lower capital costs and lower operating costs. However, as a result of steel industry consolidation globally, and in North America, and the emergence from bankruptcy of previously inefficient and high cost steel-making assets, the cost differential between mini-mills and some integrated mills has begun to narrow. During periods of historically high scrap costs, where iron ore costs have not increased at the same rate, such as those experienced in 2005 through 2006, the historical cost differentials between integrated and mini-mill steel-making are further reduced as scrap is a secondary input for integrated mills and a primary input for mini-mills. Our product lines must compete against both domestic and offshore supply. The domestic industry has gone through a period of consolidation. The volume of imported steel varies depending on the level of government control, demand and pricing in other parts of the world relative to North America, and the strength of the U.S. and Canadian dollars against other foreign currencies. Generally, foreign steel products must be offered at discounts great enough to warrant the additional risks of earlier purchase commitment, longer delivery lead times, and in some cases, the uncertainty of quality.

Plate and Coil — Our hot rolled steel products compete with many North American integrated and mini-mill coil and plate producers and imports. Our major competitors in discrete plate products are Nucor Corporation, the Mittal Steel group of companies, Oregon Steel Mills Inc., and Algoma Steel Inc. A large proportion of our coil production is further processed into cut-to-length plate and pipe, while the balance competes against wide coil producers such as Algoma Steel Inc., Mittal Steel and Nucor Steel Inc., and to a more limited extent with many North American mills making coil less than 72 inches wide.

In December 2006, under the sunset review provisions of the World Trade Organization, the U.S. International Trade Commission (ITC) revoked anti-dumping orders against imports of plate products from 11 countries (Belgium, Brazil, Finland, Germany, Mexico, Poland, Romania, Spain, Sweden, U.K. and Taiwan) that had been in place since 1993. Earlier the U.S. Department of Commerce had ruled that the countries involved would resume unfair trading practices if the findings were lifted, however, in its decision the ITC determined that a resumption of dumping did not pose a threat to U.S. producers. With the exception of Taiwan (1979) these orders had been in place since 1993.

In August 2006, the Canadian International Trade Tribunal (CITT) determined that a revocation of anti-dumping orders against hot rolled steel imports into Canada from Brazil, China, India, Taiwan, South Africa and Ukraine would result in a resumption of injurious dumping and continued the findings for five years. At the same time, the Tribunal revoked findings against Yugoslavia, Bulgaria and Serbia/Montenegro.

Tubular Products — Our tubular products in sizes less than or equal to 16 inches in diameter compete with several North American producers and imports. Our major domestic competitors for energy tubular products are Tenaris, United States Steel Corporation and Lone Star Steel Company. Our tubular products in excess of 16 inches in diameter compete with the products of Berg Steel Pipe Corporation, Oregon Steel Mills Inc., Stupp Corporation, American Cast Iron Pipe Company and United States Steel Corporation. Other than us, United States Steel Corporation, Jindal and Oregon Steel Mills Inc. are the other large diameter pipe fabricators that have the capability to produce their own coil or plate for input to their pipe making process.

Since 1995, the U.S. government has been imposing duties on imports of various OCTG products from Argentina, Italy, Japan, Korea and Mexico in response to anti-dumping and countervailing duty cases filed by several U.S. companies. These duties are subject to sunset reviews that began in June 2006. We expect that the International Trade Commission (ITC) will make final rulings on these cases by the second quarter of 2007. We cannot predict the outcome of these rulings or any other future actions regarding other import duties or other trade restrictions on imports of OCTG and line pipe products. We expect to continue to experience high levels of competition from imports of OCTG.

In June 2006, in a similar sunset review process, the ITC continued for a period of five years the anti-dumping findings against standard pipe imports from Turkey, Thailand, India, Brazil, South Korea, Mexico and Taiwan.

Environmental Compliance:

We are subject to comprehensive and continually evolving environmental regulation of our operations under federal, state, provincial and local laws with respect to air emissions, wastewater and storm water discharges, handling and use of hazardous substances and waste management practices, including the handling, generation, storage, transportation, treatment and disposal of hazardous waste. These would include, among others, the Resource Conservation and Recovery Act (RCRA), the Clean Air Act, including the 1990 Amendments to the Clean Air Act, the Clean Water Act, the Canadian Environmental Protection Act, the Canadian Fisheries Act and regulations promulgated in connection with those laws. Such laws and regulations include those concerning the discharge of contaminants as air emissions or waste water effluents and the disposal of solid and/or hazardous wastes, such as electric arc furnace dust. As a result, we are from time to time involved in administrative and judicial proceedings and administrative inquiries related to environmental matters.

We require federal, state and provincial permits regulating air and water discharges in order to operate our facilities. We believe that our facilities are in compliance with all relevant federal, state and provincial environmental laws and regulations.

Pursuant to RCRA, which governs the treatment, handling and disposal of solid and hazardous wastes, the U.S. Environmental Protection Agency (USEPA) and authorized state environmental agencies can require facilities to take corrective action to remediate releases of wastes. RCRA also allows citizens to bring suits against regulated facilities for potential damages and clean up. We operate four steel mini-mills, three of which are in the U.S., that produce dust that contains lead, cadmium and chromium, which are classified as a hazardous waste. Dust produced by our electric arc furnaces are collected through emission control systems and is managed in facilities that are approved by the appropriate regulatory authority. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at our facilities, the costs of which could be substantial.

When we acquired NSG, we assumed the obligations related to a closed hazardous waste landfill on our property in Wilder, Kentucky that is being monitored according to post-closure care and monitoring requirements and a permit that was issued by the Kentucky Division of Waste Management. We have accrued the estimated costs for the post-closure care of the landfill and funds have been set aside in a trust to pay these costs.

The USEPA has proposed an air emission rule relating to air emissions from Electric Arc Furnace (“EAF”) operations. The USEPA regulates major sources of hazardous air emissions under a rule known as Maximum Achievable Control Technology (“MACT”). EAF operations are not major sources of hazardous air pollutants and are, therefore, not subject to MACT requirements. However, the USEPA has authority to regulate small hazardous emission sources under a set of rules called the Area Source Rules. The main focus of the proposed air emission rule relating to EAF operations has been mercury emissions caused by mercury switches in automotive scrap. It had been expected that this rule would be effective in 2005, however, USEPA recognized that the removal of switches from automobiles prior to the shredding process was the best method to control EAF mercury emissions. As a result, USEPA began multi-stakeholder negotiations to develop a national program for removal and recycling of these switches prior to the time shredded automotive scrap is sent to the EAF operations. The negotiations lead to an agreement on a National Program which was signed by all stakeholders in the fall of 2006. As a result of these negotiations, the finalization of the EAF Area Source Rule was delayed and it is now expected that the final rule will be issued in 2007 and will include the National Mercury Switch Recovery Program as a key component. While we cannot, at this time, predict the impact of the final rule on our operations, it is expected that they will not be material to our electric arc furnace operations.

In Canada, Environment Canada has been looking to mirror the mercury switch program being developed by USEPA. As a result of the length of time taken by USEPA to complete the negotiations, Environment Canada has issued a notice under the Canadian Environmental Protection Act that requires development of a cost sharing arrangement between the auto manufacturers and the steel industry to remove mercury switches from autos before they are shredded. The negotiation of this type of program is ongoing. The current version of Environment Canada notice does not include regulations that would require the installation of mercury control equipment at the Company’s Regina EAF operations. The Company believes that the program contemplated in Canada would not add any material cost in operations or in capital expenditures. The Company’s scrap recycling operation, General Scrap Partnership, has been proactive in this area and has been removing mercury switches and properly disposing of them since 2003. This program was used by both the USEPA and Environment Canada as a model during development of their respective programs.

In 2006, a new emission standard for Canadian manufacturers covering dioxin emissions from EAF operations became effective. For new or significantly modified EAF related facilities, the standard is 100 picograms per normal cubic meter of exhaust gas from the EAF melting operations, while the existing EAF facilities standard is 150 picograms. A new baghouse to capture EAF particulate emissions was recently constructed at the Regina Steelworks, at a cost of approximately CDN $14 million. In addition to dramatic improvements in the capture and control of particulates, the new baghouse has allowed the Regina operations to meet the new source dioxin standard of 100 picograms. The Regina facility is subject to annual compliance testing for dioxin emissions; however, we do not anticipate any further material impact associated with the implementation of this new standard.

In the U.S., the Comprehensive Environmental Response, Compensation and Liability Act, or “CERCLA,” the USEPA and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. We have a number of waste handling agreements with various contractors to properly dispose of our electric arc furnace dust and certain other waste products of steel-making. However, we cannot assure that, even if there has been no fault by us, we may not still be cited for liability as a waste generator by reason of an environmental clean up at a site to which our waste products were transported.

In late 2001, the USEPA designated Imperial Adhesives, Inc., a former subsidiary of the NSG, as one of a number of potentially responsible parties (PRP) under CERCLA at an environmental remediation site. The USEPA has contended that any company linked to a CERCLA site is potentially liable for costs associated with the site under the legal doctrine of joint and several liabilities. This environmental remediation site involves a municipal waste disposal facility owned and operated by an independent operator. In December of 2006, a settlement was paid in full of all outstanding environmental claims associated with the sale of Imperial Adhesives.

In addition to RCRA and CERCLA, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the United States Clean Air Act, Clean Water Act, Oil Pollution Act, Safe Drinking Water Act, Emergency Planning and Community Right-to-Know Act and the Canadian Environmental Protection Act, as well as state, provincial and local laws and regulations implemented by the regulatory agencies, apply to our facilities’ operations. Many of these laws allow both the governments and citizens to bring certain suits against regulated facilities for alleged environmental violations. Finally, any steel-making company could be subject to certain toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress or other claims alleging personal injury or property damage.

With the ratification of the Kyoto Protocol Treaty (the “Protocol”) by the Canadian government, manufacturing operations in Canada have become subject to reporting of greenhouse gases, and will likely be subject to mandated reductions in emissions of greenhouse gases. In Canada, as part of the effort to comply with the Protocol, the Canadian government identified a number of industrial sectors that would be required to reduce emissions during the first commitment period ending in 2012. These sectors were classified as “Large Final Emitters.” The steel industry was included in this group. The Company has been actively engaged in negotiations with the Canadian government on implementation of any reductions that may be required within the steel industry. As a result of these negotiations, and the fact that the government has capped the cost of CO2 credits at $15 per ton, we do not currently expect the implementation of the Protocol in Canada to have a material impact on our operations. In late 2006, the Canadian Government issued a draft Clean Air Act which contemplates reductions of emissions of greenhouse gases as well as criteria air pollutants by industry. As part of this proposal, the Government has agreed to conduct consultations with impacted industry segments including the steel industry and the Company will participate in these consultations. It is difficult to predict impacts of this proposed regulation, but any outcome that significantly restricts access to sufficient allocations of carbon credits could impact our ability to expand steel melting operations in Regina.

The U.S. has not ratified the Kyoto Protocol and, as a result, has not agreed to mandated reduction, but instead has committed to national emissions reporting under the Protocol, and also is conducting many voluntary reduction programs.

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

We have accrued liabilities of approximately $7.3 million and $3.7 million for environmental remediation obligations at December 31, 2006 and 2005, respectively. Based upon our evaluation of available information, we do not believe that any of the environmental contingency matters discussed above are likely, individually or in the aggregate, to have a material adverse effect upon our consolidated results of operations, financial position or cash flows. However, we cannot predict with certainty that new information or developments with respect to our environmental contingency matters, individually or in the aggregate, will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

We, believe, that we are currently in substantial compliance with applicable environmental regulations. We cannot predict the level of required capital expenditures or operating costs that may result from compliance with future environmental regulations.

Capital expenditures for the next 12 months relating to environmental control facilities are expected to be approximately $3.0 million. However, such expenditures could be influenced by new or revised environmental regulations and laws or new information or developments with respect to our operating facilities. Given the continual evolution of environmental laws and increased enforcement actions taken by regulators, our environmental capital expenditures, as well as compliance costs, will likely increase in the future and may vary substantially from those currently anticipated.

Our Employees:

The Company currently employs approximately 4,400 people, approximately 50% are represented by trade unions. In 2005, the Company renewed the separate collective bargaining agreements with locals of the United Steelworkers of America (USWA) which represent unionized employees in Regina and Calgary for the period August 1, 2006 to July 31, 2011. The separate collective bargaining agreements with locals of the USWA which represent unionized employees at NSG facilities expire in April 2009, May 2010 and May 2011. These contracts account for approximately 85% of the Company’s unionized employees.

Financial Information about Geographic Areas

As noted above, we are organized and managed as a single business segment. Sales are allocated to the country in which the third party customer receives the product.

The table below sets out financial information for the last three fiscal years according to geographic areas:

	2006	2005	2004
	(thousands)
Sales
Canada	$1,114,469	$978,898	$825,680
United States	2,661,134	2,053,829	1,705,710
Total	$3,775,603	$3,032,727	$2,531,390
Long-lived assets (includes intangibles)
Canada	$217,309	$213,621	$216,254
United States	2,394,352	842,565	852,335
Total	$2,611,661	$1,056,186	$1,068,589

Sales information by product group is as follows:

	2006	2005	2004
Steel Mill Products	$2,162,220	$1,801,153	$1,573,201
Tubular Products	1,613,383	1,231,574	958,189
Total	$3,775,603	$3,032,727	$2,531,390

Available Information

Upon listing with the NYSE in 1996, IPSCO was given “Canadian foreign private issuer” status and fulfilled its U.S. Securities and Exchange Commission (“SEC”) reporting obligations using the SEC’s foreign private issuer forms (and, in particular, the SEC’s Multijurisdictional Disclosure System, or MJDS, Forms 40-F and 6-K). As a result of the increased U.S. resident ownership of IPSCO stock, along with our substantial investment in building new steel mill facilities in Mobile, Alabama and Montpelier, Iowa and the relocation of the majority of our executive officers to the United States, management has, in good faith, determined as of January 1, 2006 that we are no longer a “foreign private issuer” as that term is defined in Rule 3604 of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site, http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1a.   Risk Factors

Our business, financial condition or results of operations could be materially adversely affected by the principal risks and uncertainties described in this section.

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and the industries we serve

The price of steel may fluctuate significantly due to many factors beyond our control. This fluctuation directly affects our product mix, production volumes and our sales and earnings. The steel industry has been highly cyclical and many of our products are subject to fluctuations in supply and demand. Highly cyclical industries such as the oil and natural gas, gas transmission, commercial equipment, rail transportation and durable goods industries represent significant markets for our Company. Future economic downturns, stagnant economies or currency fluctuations in the U.S. or globally could decrease the demand for our products or increase the amount of imports of steel into the U.S., which would decrease our sales, margins and profitability.

The energy tubular products (excluding large diameter pipe) business is dependent on the demand for and pricing of oil and natural gas, which drives the number of active drilling rigs in both the U.S. and Canada. The large diameter pipe business is dependent on the existence of large pipeline projects. During times of lower demand from the oil and natural gas industry, we endeavor to shift steel production from tubular products toward steel mill products or cut-to-length products and vice versa. Prolonged weakness in the oil and natural gas industry and the existence of fewer large diameter pipe projects in combination with weakened plate demand or an excessive supply of large diameter pipe could adversely affect our operations.

Imports of steel products into North America have, in recent years, adversely affected, and may yet again adversely affect, North American steel prices, which would impact the level of our sales, margins and profitability

Excessive imports of steel products into North America have in recent years caused, and may again in the future cause downward pressure on North American steel product prices and significantly reduce our sales, margins and profitability. North American steel producers compete with many foreign producers. Competition from foreign producers is typically strong when the economies of certain foreign steel-making countries weaken, and is further intensified during periods when the U.S. dollar strengthens relative to foreign currencies. Economic difficulties in these countries, combined with a reduction in demand for steel produced or an excess of supply by these countries tends to encourage greater steel exports to North America at prices lower than the prices otherwise charged by North American producers.

In addition, we believe the downward pressure on, and periodically depressed levels, of North American steel prices over the years have been further exacerbated by imports of steel involving dumping and subsidy abuses by foreign steel producers. The effects of these unfairly traded imports have been mitigated somewhat by government actions such as implementation of safeguard remedies and the enforcement of anti-dumping and countervailing duty orders; however these measures must comply with World Trade Organization rules and are temporary in nature. Moreover, products and countries that are not covered by measures and imports of these exempt products or of products from these countries may have an additional adverse effect upon our revenues and income. In any event, when any of the trade remedies are relaxed or repealed, or if increasingly higher North American steel prices enable foreign steelmakers to export their steel products into North America even with the presence of duties or tariffs, the resurgence of substantial imports of foreign steel could again create downward pressure on North American steel prices.

The level of imports of OCTG, which has varied significantly over time, affects the domestic market for these goods. High levels of imports reduce the volume sold by domestic producers and tend to suppress selling prices, both of which have an adverse impact on our business. The level of imports of oil and gas casing and tubing and line pipe is affected by numerous factors, including:  increased supply, overall world demand for oil and gas casing, tubing and line pipe; domestic and foreign inventory levels of casing, tubing and line pipe; the purchasing pattern of distributors and end-users; domestic and foreign trade policy; and the relative value of the U.S. dollar to foreign currencies. Many foreign pipe producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions. Actions motivated by these factors could increase competition and cause our sales to decrease. Such increased competition could have a material adverse effect on our business, operating results or financial condition. We cannot predict the U.S.’s or any other government’s future actions regarding import duties or other trade restrictions on imports of oil and gas casing, tubing products, line pipe or other steel products, or the impact of these actions on our sales of oil and gas casing and tubing products or line pipe. As discussed earlier, we are anticipating the ITC to make final rulings on several sunset review cases by the second quarter of 2007.

A reduction or slowdown in China’s steel consumption could have a material adverse effect on global steel pricing and could result in increased steel exports into North America

A significant factor in the worldwide strengthening of steel pricing over the past several years has been the significant growth in steel consumption in China, which until recently had outpaced that country’s manufacturing capacity to produce its own steel needs. This had resulted in China being a net importer of steel products, as well as a net importer of raw materials and supplies required in the steel manufacturing process. A combination of a reduction in China’s economic growth rate with its resulting reduction of steel consumption, coupled with its own expansion of steel-making capacity, could have the effect of a substantial weakening of both domestic and global steel demand and steel pricing. Currently, it is believed that China’s supply of steel now exceeds its demand for that product. Therefore, many Asian and European steel producers whose steel output had filled China’s steel import needs are shipping steel products into the North American market, thus causing erosion of margins through a reduction in pricing.

Excess global capacity in the steel industry and the availability of competitive substitute materials has resulted in intense competition and may exert downward pressure on our pricing

The highly competitive nature of the industry, in part, exerts downward pressure on prices for some of our products. Competition within the steel industry, both domestically and worldwide, is intense and it is expected to remain so. We compete primarily on the basis of (1) price, (2) quality and (3) the ability to meet our customers’ product needs and delivery schedules. We compete with other mini-mills, which may have cost structures and management cultures more similar to ours than integrated mills. However, we also compete with integrated producers of hot rolled products, many of which are larger and have substantially greater capital resources. As a result of consolidation in the U.S. and worldwide, steel industry integrated producers have cost structures that are now much more competitive. This has been brought about by the bankruptcies and the resulting emergence of a number of integrated steel producers with lower capital costs, new or renegotiated union work rules and labor costs, the elimination or reduction of health care and pension legacy costs, the introduction of more incentive based compensation, and a more decentralized management structure. Likewise, with their lesser dependence on scrap as a component of their raw material mix, these producers may also from time to time enjoy a raw material cost advantage over the scrap-based mini-mills. The reduction in costs enjoyed by many integrated steel producers further increases the competitive environment in the steel industry and may contribute to future price declines.

In addition, periodic global excess capacity in steel manufacturing or weak demand for steel products has historically had a negative impact on North American steel pricing. Both scenarios may recur, and as a result could have a negative impact on our sales, margins and profitability. Over the last decade, periods of weak demand, the construction of new mini-mills, expansion and improved production efficiencies of some integrated mills and substantial expansion of foreign steel capacity have all led to an excess of manufacturing capacity. Increasingly this overcapacity, when combined with periodic high levels of steel imports into North America, often at prices substantially below the exporters’ home market prices exerts downward pressure on domestic steel prices and has resulted in a reduction, of gross margins.

In the case of certain product applications, we and other steel manufacturers also compete with manufacturers of other materials, including plastic, aluminum, graphite composites, glass and concrete.

We may be unable to continue to pass on increases in the cost of scrap and other raw materials to our customers, which would reduce our earnings

If we are unable to pass on higher scrap and other raw material costs to our customers, we will be less profitable. We may not be able to adjust our product prices, especially in the short-term, to recover the cost increases from scrap and other raw material prices, which have been sustained at historically high levels. Our principal raw material is scrap metal, and prices for scrap are subject to market forces largely beyond our control, including demand by U.S. and international steel producers, freight costs and speculation.

A combination of a weak U.S. dollar and exceptionally strong offshore demand for scrap could continue to reduce the available domestic scrap supply, and has caused the price of domestic scrap to soar to historical highs. These high scrap costs, even with the increased pricing for our manufactured steel could erode or eliminate our gross margins. From time to time, we have implemented scrap surcharges for certain of our products keyed to published scrap indices. We have no assurance, however, that this will continue, or that customers will agree to pay higher prices for our steel products sufficient for us to maintain our margins, without resistance or the selection of other suppliers or alternative materials.

Moreover, some of our integrated steel producer competitors are not as dependant as we are on scrap as a major part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, even with the higher costs they pay for iron ore, coke, coking coal and other raw materials used in their iron-making processes, may from time to time give them a raw material cost advantage over mini-mills. In addition, our operations require substantial amounts of other raw materials, including various types of alloys, refractories, oxygen, natural gas and electricity, the price and availability of which are also subject to market conditions.

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

In addition, the Company sells significant amounts of plate, coil, cut-to-length, standard pipe and hollow structural products to service centers. Inventory levels of service centers can vary significantly depending on industry cycles and may have an impact on our sales and results of operations due to excessive inventories.

Fluctuations in the value of the U.S. dollar relative to other currencies may adversely affect our business

Fluctuations in the value of the U.S. dollar relative to other currencies may adversely affect our business. A strong U.S. dollar makes imported steel less expensive, potentially resulting in more imports of steel products into the U.S. by our foreign competitors. As a result, our steel products that are made in the U.S. may become relatively more expensive as compared to imported steel, which in the past has had and in the future could have a negative impact on our sales, revenues, margins and profitability.

Unexpected equipment failures may lead to production curtailments or shutdowns

Interruptions in our production capabilities would inevitably increase our production costs, and reduce our sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or weather conditions. Our manufacturing processes are dependent upon critical pieces of steel-making equipment, such as our furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as motors and transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures. Moreover, any interruption in production capability may require us to make significant capital expenditures to remedy the problem, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverage we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, results of operations and financial condition.

Potential product liability claims relating to the products we manufacture

Our products are sold for use in a variety of activities, which are subject to inherent risks that could result in death, personal injury, property damage, pollution or loss of production and potential resultant liabilities of the Company. Actual or claimed defects in our products may give rise to claims against us for losses and expose us to claims for damages. We cannot assure that our insurance will be adequate or available to protect us in the event of a claim or that the coverage will not be canceled or otherwise terminated.

We may face risks associated with the implementation of our growth strategy

As part of our growth strategy, we may expand our existing facilities, build additional plants, acquire other businesses and steel assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These transactions will likely involve some or all of the following risks:

•       difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources

•       difficulty of integrating acquired operations and personnel into our existing business

•       potential disruption of our ongoing business and culture

•       diversion of resources

•       inability of management to maintain uniform standards, controls, procedures and policies

•       difficulties of managing the growth of a larger company

•       risk of entering markets in which we have limited experience

•       risk of becoming involved in labor, commercial or regulatory disputes or litigation related to new enterprise

•       risk of contractual or operational liability to our venture participants or to third parties as a result of our participation

•       inability to work efficiently with joint venture or strategic alliance partners

•       difficulties of terminating joint venture or strategic alliance arrangements

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

Environmental regulation imposes substantial costs and limitations on our operations

We are subject to the risk of substantial environmental liability and limitations on our operations brought about by the requirements of environmental laws and regulations. We are subject to various federal, state, provincial and local environmental, health and safety laws and regulations concerning such issues as air emissions, wastewater discharges, solid and hazardous materials and waste handling and disposal, and the investigation and remediation of contamination. These laws and regulations are increasingly stringent. While we believe that our facilities are and will continue to be in material compliance with all applicable environmental laws and regulations, the risks of substantial costs and liabilities related to compliance with such laws and regulations are an inherent part of our business. Although we are not currently involved in any material remediation activities, it is possible that future conditions may develop, or be discovered that create substantial environmental remediation liabilities and costs. For example, our steel-making operations produce certain waste products, such as electric arc furnace dust, which are classified as hazardous waste and must be properly disposed of under applicable environmental laws. These laws can impose clean up liability on generators of hazardous waste and other substances that are shipped off-site for disposal, regardless of fault or the legality of the disposal activities. Other laws may require us to investigate and remediate contamination at our properties, including contamination that was caused in whole or in part by third parties. While we believe that we can comply with environmental legislation and regulatory requirements and that the costs of doing so have been included within our budgeted cost estimates, it is possible that such compliance will prove to be more limiting and costly than anticipated.

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

Our business requires substantial capital investment and maintenance expenditures, which we may be unable to provide

Our business strategy may require additional substantial capital investment. We require capital for acquiring new equipment, maintaining the condition of our existing equipment, completing future acquisitions and maintaining compliance with environmental laws and regulations. To the extent that cash generated internally and cash available under our credit facilities is not sufficient to fund capital requirements, we may require additional debt and/or equity financing. However, this type of financing may not be available or, if available, may not be on satisfactory terms. Future debt financing, if available, may result in increased interest and amortization expense, increased leverage and decreased income available to fund further acquisitions and expansion. In addition, future debt financing may limit our ability to withstand competitive pressures and render us more vulnerable to economic downturns. If we fail to generate or obtain sufficient additional capital in the future, we could be forced to reduce or delay capital expenditures and acquisitions, sell assets or restructure or refinance our indebtedness.

Variability in weather conditions may affect our production and sales

Variability in weather conditions may from time to time affect our production capabilities and the ability to sell our products to our customers. Our production facilities, from time to time, were required to curtail production as a result of weather related conditions, such as hurricanes. Additionally, weather conditions can affect our customers who drill for oil and natural gas as they may be prevented from entering or commencing drill sites. Therefore, unexpected weather conditions could have a negative impact on our sales, revenues, margin and profitability.

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

Our revolving credit facility contains restrictive covenants that could limit our ability to operate our business in the most efficient manner

Restrictive covenants in our revolving credit facility may place us at a competitive disadvantage in relation to our competitors and failure to comply with these covenants could require us to repay our borrowings before their due dates or limit our borrowing under the facility. These restrictive covenants, among other things, limit our ability to:

•       incur additional indebtedness

•       make investments, including capital expenditures

•       create liens

•       engage in transactions with affiliates

•       dispose of assets

•       issue or sell stock of our subsidiaries

•       pay dividends or distribution

•       engage in mergers, consolidations and transfers of substantially all of our assets

If we fail to successfully integrate the operations of NSG, the combined company may not realize the potential benefits of the acquisition

The integration of NSG may disrupt our operations and may not be completed in an efficient manner. If this integration effort is not successful, our results of operations could be negatively impacted. We expect to utilize common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter the following difficulties, costs, and delays involved in the continued integration of these operations, any of which could negatively impact our business and negatively impact our results of operations and financial conditions:

•       failure to successfully manage relationships with customers, partners and vendors

•       difficulties in successfully integrating the management, sales force and employees of NSG

•       challenges encountered in managing additional geographically dispersed operations

•       loss of key management personnel and employees

•       diversion of the attention of management from other primary business matters

If we have to write-off a significant amount of goodwill and other intangible assets, our earnings will be negatively affected

We have recorded goodwill and other intangible assets for our acquisition of NSG. Current accounting standards require at least an annual review of goodwill for impairment. If circumstances indicate that the carrying amount will not be recoverable, a non-cash charge will be recorded. Events and conditions that could result in impairment include increased competition or loss of market share, product innovation or obsolescence, or product claims that result in a significant loss of sales or profitability over the product life. A significant write-off of goodwill or intangible assets will negatively affect our operating income.

We have indebtedness and debt service requirements which limits our financial and operating flexibility

Our indebtedness could limit our financial and operating flexibility by the following:

•       make it more difficult to satisfy our obligations with respect to our debt, including our various notes

•       limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes

•       require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, reducing our ability to use these funds for other purposes

•       limit our ability to adjust rapidly to changing market conditions

•       increase our vulnerability to downturns in general economic conditions or in our business

Our ability to satisfy our obligations will depend upon our future operating performance which, in turn, will depend upon the successful implementation of our strategy and upon financial, competitive, regulatory, technical and other factors, many of which are beyond our control. If we are not able to generate sufficient cash from operations to make payments under our credit agreements or to meet our other debt service obligations, we may need to refinance our indebtedness. Our ability to obtain such financing will depend upon our financial condition at the time, the restrictions in the agreements governing our indebtedness and other factors, including general market and economic conditions. If such refinancing were not possible, we could be forced to dispose of assets at unfavorable prices. Even if we could obtain such financing, we cannot be sure that it would be on terms that are favorable to us. In addition, we could default on our debt obligations.

Item 1b. Unresolved Staff Comments

None

Item 2. Properties

Our manufacturing facilities are located in North America. We believe that our facilities are suitable for our business, adequately insured, properly maintained and equipped with machinery suitable for our operations. Our principal plants and other materially important physical properties, as of December 31, 2006 are summarized in the following table:

Location and Character of Properties	Principal Products	Annual Capacity (tons)(6)
Steelworks:
Mobile, Alabama	Plate and coil	1,400,000
Heat Treat/Normalizing	Plate and coil	170,000
Blast and Paint Processing	Plate	222,000
Montpelier, Iowa	Plate and coil	1,300,000
Regina, Saskatchewan	Plate and coil	1,100,000
Koppel, Pennsylvania	Billets	450,000
Coil Processing:
Houston, Texas(1)	Temper leveled cut-to-length sheet and plate	300,000
St. Paul, Minnesota(2)	Temper leveled cut-to-length sheet and plate	300,000
Toronto, Ontario(3)	Temper leveled cut-to-length sheet and plate	300,000
Regina, Saskatchewan	Cut-to-length sheet and plate	150,000
Surrey, British Columbia	Cut-to-length sheet and plate	150,000
Pipe Mills(4)
Geneva, Nebraska	Hollow structural sections	120,000
Red Deer, Alberta	Line pipe, casing, standard pipe and HSS	155,000
Calgary, Alberta	Casing and tubing	300,000
Wilder, Kentucky	Welded pipe	570,000
Ambridge, Pennsylvania	Seamless tubing and pipe	266,000
Regina ERW Pipe Mill (2”)	Line pipe, tubing, standard pipe and HSS	70,000
Regina ERW Pipe Mill (24”)	Line pipe, casing and standard pipe	300,000
Regina Spiral Mill	Large diameter pipe	300,000
Blytheville, Arkansas	Line pipe, tubing, casing and standard pipe	300,000
Camanche, Iowa	Line pipe, casing, standard pipe and HSS	250,000
Scrap Processing Facilities(5):		Acreage
Calgary, Alberta (Leased)	Scrap Facility	12
Edmonton, Alberta (Leased)	Scrap Facility	45
Regina, Saskatchewan (Leased)	Scrap Facility	18
Winnipeg, Manitoba (Leased)	Scrap Facility	29
Saskatoon, Saskatchewan (Leased)	Scrap Facility	159
Minot, North Dakota (Owned)	Scrap Facility	8
Dickinson, North Dakota (Leased)	Scrap Facility	8
Brandon, Manitoba (Owned)	Scrap Facility	180
Thunder Bay, Ontario (Leased)	Scrap Facility	23

(1)                The Houston Temper Mill is operated on real property leased by IPSCO Texas Inc. pursuant to a 180 month lease agreement commencing February 22, 1999 and expiring February 21, 2014. Pursuant to the lease, IPSCO has the option to extend the lease term for two additional terms of five years each, as well as a right of first refusal to purchase the property.

(2)                The St. Paul Temper Mill is operated on real property leased by IPSCO Minnesota Inc. pursuant to a five year lease agreement commencing March 1, 2004 and expiring March 31, 2009. Pursuant to the lease agreement, IPSCO has a right of first refusal to purchase the leased property.

(3)                The Toronto Temper Mill is operated on real property leased by IPSCO Saskatchewan Inc. pursuant to a ten year lease agreement commencing June 1, 1997 and expiring May 31, 2007. IPSCO exercised its right to renew the lease for a further period of 10 years, commencing June 1, 2007.

(4)                Associated with the pipe mills, our finishing mills located in Tulsa, OK, Houston, Baytown, and Odessa, TX further process pipe manufactured at these facilities.

(5)                The Calgary, Winnipeg, Saskatoon and Thunder Bay facilities are located on real property owned by Jamel Metals Inc. The Company has an option to purchase these real properties in March 2007. The Edmonton facility is located on two properties—one owned by Altasteel Ltd. and the other owned by Jamel Metals Inc. The Company has an option to purchase the lands owned by Jamel Metals Inc. Altasteel Ltd. has the right to require the Company, upon notice, to purchase the lands from Altasteel Ltd. The Dickinson facility is located on real properties, which are leased on a month-to-month basis.

(6)                Annual capacities are based on nominal product mix for size, grade, length and width. Actual capacity will vary with actual product mix.

Item 3. Legal Proceedings

In October 2006, IPSCO and certain other entities and individuals, including NSG and its directors, were sued by a shareholder of NSG in a purported class action lawsuit challenging the then-proposed acquisition of NSG by IPSCO (the “merger”). The lawsuit was filed in the Campbell County Circuit Court of the Commonwealth of Kentucky and alleged, among other things, that the merger consideration to be paid to the shareholders of NSG in the merger was unfair and inadequate as a result of alleged breaches of fiduciary duty by NSG and its directors. The complaint further alleged, among other things, that the NSG defendants failed to disclose to NSG shareholders certain information regarding the negotiation of the merger agreement, including information relating to NSG and its directors’ consideration of alternative transactions and to the financial analysis conducted by NSG financial advisor. The complaint also alleged, among other things, that IPSCO aided and abetted NSG and its directors in the breaches of their duties to NSG shareholders. The complaint seeks compensatory and/or rescissory damages to the class and an award of attorneys’ fees and expenses to the plaintiff, among other relief. On November 28, 2006, the defendants, including IPSCO, entered into an agreement in principle with the plaintiff for the settlement of the lawsuit. The proposed settlement is subject to confirmatory discovery by plaintiff’s counsel and to court approval. As part of the agreement in principle to settle the lawsuit, NSG agreed to, and did, make certain disclosures of information sought by plaintiff, and IPSCO agreed that it would limit the circumstances under which it would receive a termination fee in the event that the merger agreement were terminated. (The merger agreement was not terminated, and the merger closed in December 2006.)  The agreement in principle provides that, upon completing of confirmatory discovery by plaintiff’s counsel, the parties will submit a stipulation of settlement to the court, pursuant to which, subject to prior notice to the proposed class and approval by the court, the plaintiff class will release the defendants from all claims relating to the merger, excepting any statutory rights to appraisal, and pursuant to which, again subject to prior notice to the class and approval by the court, defendants will pay the attorneys’ fees of plaintiff’s counsel in an amount awarded by the court, but not to exceed $475,000. The parties are in the process of conducting confirmatory discovery. Upon completion of such discovery, the parties will submit the proposed stipulation of settlement to the court for an order directing notice to the plaintiff class and scheduling a hearing for the court to consider approval of the proposed settlement and attorneys’ fees.

On December 31, 2005, we reached a favorable settlement arising out of a lawsuit for cost overruns we brought against the construction manager and various contractors who were involved in the construction of the Mobile Steelworks.

In July 2005 and November 2005, we were named as defendants in two multi-plaintiff lawsuits filed in the Circuit Court of Mobile County, Alabama and styled Aldridge, et, al. v. IPSCO, et. al., CV-05-2474 and Caster et. al. v. IPSCO, et. al., CV-05-4072, respectively. The plaintiffs in both actions allege that, among other things, excessive noise and fumes emanate from the Mobile Steelworks and seek an unspecified amount of damages. The Company is defending both claims.

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

None

PART II

Item 5.             Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed for trading in the U.S. on the New York Stock Exchange (“NYSE”) and in Canada on the Toronto Stock Exchange (“TSX”) under the symbol “IPS.” The quarterly NYSE trading price ranges of common shares of the Company, reported in U.S. dollars, for the years ended December 31, 2005 and December 31, 2006 are set forth in the table below:

	Q1	Q2	Q3	Q4
Fiscal 2005
High	$58.75	$54.00	$72.36	$83.60
Low	$40.50	$41.63	$43.06	$58.50
Fiscal 2006
High	$108.50	$111.60	$98.97	$107.05
Low	$82.28	$82.65	$80.52	$81.00

The quarterly TSX trading price ranges of common shares of the Company, reported in Canadian dollars, for the years ended December 31, 2005 and December 31, 2006 are set forth in the table below:

	Q1	Q2	Q3	Q4
Fiscal 2005
High	$71.68	$67.20	$84.15	$97.08
Low	$49.00	$50.60	$52.90	$69.16
Fiscal 2006
High	$126.00	$126.99	$110.86	$122.80
Low	$96.10	$91.00	$90.00	$91.35

The approximate number of holders of the common shares of the Company is 611 at February 23, 2007. This number was determined from records maintained by our transfer agent and does not include beneficial owners of securities whose securities are held in the names of various dealers or clearing agencies.

Performance Graph

The following graph compares the cumulative total shareholder return over the last five fiscal years on IPSCO’s Common Shares with the cumulative total return of the S&P/TSX Composite Index and the TSX Steel Sub Group Index (“TSX Steel”) assuming all dividends are reinvested.

Five-Year Total Return on $100 Investment
(Dividends Reinvested)

Dividends

We have paid dividends on our common shares for the last 37 years. We have a dividend policy of maintaining a balance between the distribution of profits to shareholders and the need to retain earnings consistent with capital strength and growth in our business.

For the first quarter of 2005, we paid quarterly cash dividends of CDN $0.12 per common share. This was increased to CDN $0.14 per common share in June of 2005 for the second and third quarter dividend declarations. In December of 2005, we paid quarterly dividends of CDN $0.16 per common share. In the first quarter of 2006, we paid quarterly cash dividends of CDN $0.18. Cash dividends paid in the second, third and fourth quarters of 2006 were increased to CDN $0.20 per common share.

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

Securities Authorized for Issuance under Equity Compensation Plans

Details with respect to our equity compensation plans are set out in the following table:

Number of Securities
remaining available for
	Number of Securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding options,	compensation plans
	outstanding options,	warrants and rights	(excluding securities
	warrants and rights	($/share)	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	402,688 (1)	7.15	599,148
Equity Compensation Plans not approved by security holders	NIL	NIL	NIL
Total	402,688	7.15	599,148

(1)                Includes 277,000 shares of performance units

Purchases of Equity Securities

In May 2006, we filed a normal course issuer bid (the “Bid”) with the TSX  to repurchase, by way of open market purchases on the TSX and NYSE, up to 4.7 million Common Shares between May 9, 2006 and May 8, 2007. During 2006, we repurchased 934,700 shares. During the quarter ended December 31, 2006, we made no purchases under the Bid. There are 3,765,300 Common Shares that remain eligible to be purchased under the Bid.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The following table illustrates our operating results for the periods presented (in thousands of U.S. dollars except per share data, common shares outstanding and tons shipped):

	Years Ended December 31
	2006	2005	2004		2003	2002
Net sales	$3,775,603	$3,032,727	$2,531,390		$1,358,811	$1,132,952
Cost of sales	2,667,452	2,051,491	1,807,339		1,243,151	1,026,314
Gross income	1,108,151	981,236	724,051		115,660	106,638
Selling, general & administration	111,505	83,334	61,467		54,683	51,358
Operating income	996,646	909,669	667,509		60,977	55,280
Interest expense	27,356	35,631	54,407		51,747	42,604
Income before income taxes	994,991	883,545	618,857		16,208	19,178
Income taxes (benefit)	351,877	297,729	178,165		11,536	(19,523)
Net income before cumulative effect of accounting change	643,114	585,816	440,692		4,672	38,701
Cumulative effect of accounting change, net of taxes	—	—	14,250	(1)	—	—
Net income available to common shareholders	643,114	585,816	454,942		1,639	33,093
Earnings Per Common Share:
Basic	13.57	12.07	9.42		0.03	0.71
Diluted	13.43	11.96	8.69		0.03	0.66
Total assets	4,131,753	2,639,019	2,291,465		1,880,718	1,716,354
Total long-term debt	879,675	313,053	513,651		625,664	573,590
Cash dividends declared per share —Common (CDN)	0.78	0.56	0.25		0.20	0.20
Cash dividends declared per share —preferred (CDN)	0.00	0.00	0.34		1.38	1.38
Common shares outstanding	47,213,592	48,051,619	49,737,180		47,940,907	47,667,487
Tons shipped
Steel Mill Products	2,714,815	2,340,176	2,432,935		2,196,642	2,114,955
Tubular Products	1,353,780	1,120,296	1,128,320		940,472	781,948
Total	4,068,595	3,460,472	3,561,245		3,137,114	2,896,903

Notes to Selected Financial Data

(1)                We changed our method of accounting for the costs of major overhauls and repairs. Under the new method, the cost of major overhauls and repairs which are not capitalized are expensed as incurred. Previously the non-capital estimated cost of such overhauls and repairs were accrued on a straight-line basis between the major overhauls and repairs with actual costs charged to the accrual as incurred.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a North American mini-mill steel manufacturer, steel pipe producer, and scrap processor, with facilities in several locations throughout the U.S. and Canada. Our major products are hot-rolled discrete plate and coil, billets, heat treated plate & pipe, cut-to-length plate, tubular products and processed scrap metal. We also provide tubular product finishing services. We operate as a single business segment. Our tubular and cut-to-length products are produced primarily with our own coil, which provides added value on our steel products. In favorable market conditions, we purchase additional coil from third party vendors in order to optimize utilization at all our facilities. Our customers, located primarily in the U.S. and Canada, are in the service center, distribution, energy, agricultural equipment, transportation equipment, heavy machinery and construction industry sectors. Almost three-quarters of our sales are made to U.S. customers.

Over the past four years, our sales have increased from $1.13 billion in 2002 to $3.78 billion in 2006. Average sales price per ton has increased from $391 per ton in 2002 to $928 per ton in 2006. Total tons sold have increased 40% from 2.9 million tons in 2002 to 4.1 million tons in 2006. This growth has been generated through an expansion of our assets and product line sales into U.S. markets.

The following Management’s Discussion and Analysis includes the acquisition of NSG on December 1, 2006 and one month of its operating results.

Results of Operations

2006 Compared to 2005

Revenue of $3.8 billion in 2006 was an increase of $743 million, or 24%, over 2005, resulting from higher year-over-year prices in all product lines and significant volume increases in our plate and large diameter product lines. Our average unit selling price increased to $928 per ton in 2006 from $876 per ton in 2005. Total shipments increased 608,000 tons compared to last year. Steel mill products increased 375,000 tons or 16% compared to 2005 while tubular increased 233,000 tons or 21% over the same period.

Our average unit selling price for steel mill products increased $25 per ton to $796 per ton, a 3% increase over the $771 per ton average price last year. Our average unit selling price for tubular products increased 8% or $92 per ton to $1,192 per ton as a result of higher prices in all product lines.

Cost of sales increased 30% to $2.67 billion compared to $2.05 billion in 2005 due to both volume increases and increases in the average cost per ton. Nearly 60% of the increase was due to volume. As a manufacturer of steel products, the costs of our products include scrap steel raw material costs, direct and indirect labor, energy costs and other direct and indirect manufacturing costs. The primary raw material used in our operations is steel scrap, which in 2006 represented approximately 41% of the cost of steel products manufactured. Factors that impacted cost of sales per ton in 2006 were year-over-year increases in the costs of scrap, alloys, natural gas, electricity and purchased coil inputs, a higher proportion of purchased versus internally produced coil to our pipe mills and cut-to-length lines, conversion and yield cost increases, higher freight and outside conversion costs.

In 2006, a total of $1.3 billion was spent on major raw materials and consumables for our four steelworks, up 20% from the spending in 2005. Included in this amount are expenditures for steel scrap, pig iron, alloys, carbon electrodes, oxygen, refractories, limestone, natural gas and electricity.

The procurement of ferrous scrap, our largest input, is on a monthly cycle largely through the spot market. During 2006, we purchased 4.0 million tons of scrap, 15% more than the prior year. For 2006, the average cost of scrap consumed increased 11%. Scrap consumption costs peaked mid-year 2006 with some reduction later in the year. Our internally generated scrap provided 6% of our overall needs. Sourcing for the remainder of our scrap needs was readily available.

Our electric arc furnaces consume significant amounts of electricity which contributes a significant portion of our costs. In 2006, our electricity cost per kilowatt-hour increased 13% and electricity cost per ton of steel produced increased by 9% compared to 2005. Natural gas costs increased 14% compared to 25% in 2005. Energy as a percentage of 2006 total steel production cost was 10%.

Gross profit increased to $1.1 billion compared to $981.2 million in 2005 due primarily to the volume increases mentioned above. Gross margin percentage declined to 29.4% of sales versus 32.4% in 2005. This margin compression occurred due to increases in input and conversion costs which more than offset the increases in average realized pricing.

Shipments: The following table details tons shipped (in thousands) by major product line.

	2006 Tons Sold	2006 Tons %	2005 Tons Sold	2005 Tons %
Discrete plate and coil	2,120	52%	1,827	53%
Cut plate	595	15%	514	15%
Energy tubular	832	20%	775	22%
Non-energy tubular	229	6%	217	6%
Large diameter pipe	293	7%	128	4%
Total	4,069	100%	3,461	100%

Shipments to U.S. customers were 3,039,600 tons, 75% of the total compared to 2,498,200 tons in 2005, while Canadian based customers accounted for 1,029,000 tons, or 25% in 2006 versus 962,200 in 2005.

Plate shipments increased 16% from 2005 due to strong end-user demand in transportation, energy and infrastructure markets.

Our coil processing facilities in Houston, St. Paul and Toronto, all make temper-leveled cut plate products. Shipments of cut plate from coil processing facilities were 595,000 tons, an increase of 16% from 2005. Canadian shipments increased 14% compared to 2005 levels, while U.S. shipments increased 16%.

Energy tubular product sales increased 7% or 57,600 tons due to higher oil and gas drilling activity related to the continuing strength in the oil and gas markets. The average number of active drilling rigs increased on a year-over-year basis from 1,383 to 1,649 in the U.S. and increased slightly from 458 to 470 in Canada for a combined increase of 15%. Shipments of non-energy tubular increased from 217,000 to 228,600, or 5%.

Production:

Capacity utilization is a key driver of performance for us. Output tonnage is in part a function of the number of production turns at each facility. Theoretically, all production equipment is available 168 hours a week, less operating downtime for routine maintenance. Therefore, to maximize plant and equipment utilization and minimize absorbed cost per ton of output, optimum cost performance occurs when four crews run the facilities around-the-clock. Optimum utilization after routine maintenance is about 95%.

Capacity, utilization and production, by facilities, are illustrated in the following table:

	Utilization (%)			Production (tons)(1)
Facility:	2006	2005	2004	2006	2005	2004
Regina	90	92	91	1,107	1,060	1,001
Montpelier	94	93	94	1,297	1,240	1,215
Mobile	90	90	92	1,424	1,281	1,304
Koppel	65	65	44	340	313	293
Coil Processing	36	33	35	600	514	562
Small Diameter/Welded	81	83	89	998	963	897
Large Diameter(2)	69	42	36	300	188	197
Seamless	81	80	79	277	265	242

(1)                In thousands of tons; based upon liquid steel for steelworks and finished products for other facilities.

(2)                Includes 24” mill which was not at full capacity

Finished Production:

Our coil production was 1,726,000 tons in 2006, down 2% from 2005. The decline from 2005 resulted from our decision to reduce output volumes to accommodate inventory reductions in plate and tubular markets. Our steelworks produced 1,910,000 tons of discrete plate, an increase of 20% over 2005.

Our coil processing and tubular operations (excluding NSG) consumed 623,700 tons of purchased hot rolled coils, an increase of 93% over the 323,500 tons consumed a year earlier. The principal reasons for the increase were higher demand for our energy tubular products and increased plate sales opportunities.

The number of man-hours required to produce a ton of coil or discrete plate averaged 0.69 in 2006 for the combined steelworks compared to 0.68 in 2005.

Our pipe mills (excluding NSG) produced 13% more tons than a year earlier predominately due to increased large diameter orders. The man-hours required to convert finished steel to one ton of finished pipe averaged 2.45, up from 2.25 man-hours in 2005. Man-hours per ton increased in 2006 due to higher value-added pipe finishing. The large diameter mills in Regina experienced a 69% utilization rate in 2006 versus 42% the prior year.

Selling, General and Administration Expenses:

Selling, general and administrative expenses of $111.5 million were 34% higher than the $83.3 million in 2005. The increase in expenses related to increases in stock based compensation units, valuation of stock based compensation, NS acquisition costs and amortization of intangibles, increases in salaries and personnel, and IT consulting expenses. Selling, general and administrative expenses represented 3.0% of sales compared to 2.7% in 2005.

Interest on Long-Term Debt and Interest Income:

Interest expense on long-term debt decreased to $27.4 million in 2006, down 23% or $8.3 million from 2005. The reduction relates to a significant reduction in long-term debt (excluding NSG acquisition debt funded in December 2006) through scheduled repayments, redemptions and open market purchases. Interest expense related to the NS acquisition was $3.3 million in December. Interest income increased $16.5 million to $33.1 million due to higher average cash balances through November and higher interest rate increases compared to 2005. Through November 2006, we had averaged $2.9 million per month of interest income due to the generation of cash from operations.

Income before Income Taxes and Income Tax Expense:

Income before income taxes increased $111.4 million to $995.0 million in 2006 as a result of the favorable commercial and operating performance previously described.

Income tax expense totaled $351.9 million in 2006, an increase of $54.1 million over the $297.7 million reported in 2005. The effective tax rate was 35.4% compared to 33.7% in 2005. The effective tax rate for 2006 was higher than the effective tax rate in 2005 due to the recognition of certain deductions (Extraterritorial Income) in 2005 for which the benefit had not previously been taken. In addition, the 2006 state tax rate increased resulting in a revaluation of our deferred tax liabilities. The tax rate also increased as a result of the recognition of additional contingent liabilities. See Note 7 of the Consolidated Financial Statements footnote for further discussion.

2005 Compared to 2004

Revenue of $3.03 billion in 2005 was an increase of $501.3 million, or 20%, over 2004, resulting from significantly higher year-over-year prices in all product lines. Our average unit selling price, inclusive of raw material surcharges, increased to $876 per ton in 2005 from $711 per ton in 2004.

Our average unit selling price in 2005 for steel mill products increased $122 per ton to $771 per ton, a 19% increase over the $649 per ton average price in 2004. Our average unit selling price for tubular products increased 30% or $251 per ton to $1,101 per ton.

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

In 2005, a total of $1.1 billion was spent on major raw materials and consumables for our three steelworks, comparable with the spending in 2004. Included in this amount are expenditures for steel scrap, pig iron, alloys, carbon electrodes, oxygen, refractories, limestone, natural gas and electricity.

The procurement of ferrous scrap, our largest input, is on a monthly cycle largely through the spot market. During 2005, we purchased 3.5 million tons of scrap, 8% less than the prior year as high 2004 year-end inventory levels were consumed in 2005.

For 2005, the average cost of scrap consumed declined 2%. Despite the production increase of 8%, these two factors helped keep costs of consumables comparable to the prior year. Scrap consumption costs dropped through the third quarter, but increased in fourth quarter. Our internally sourced scrap provided 6% of our overall needs. Sourcing for the remainder of our scrap needs was readily available.

Energy inputs constitute a significant portion of an electric furnace steel maker’s costs. In 2005, our electricity cost per kilowatt-hour increased 11% and cost per ton of steel produced increased by 13% compared to 2004. Natural gas costs per millions of British Thermal Units (BTU) increased 39%. Although these increases in energy were significant compared to 2004, energy as a percentage of 2005 cost of production was 10% compared to 9% in 2004.

Shipments:

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

Our coil processing facilities in Houston, St. Paul and Toronto, all make temper-leveled cut plate products. Shipments of cut plate from coil processing facilities were 514,000 tons, down 10% from 2004. Canadian-destined shipments decreased 21% compared to 2004 levels, while U.S. shipments declined 5%. Shipments of cut plate declined in Canada primarily by choice as our diverted production to energy tubular goods.

Energy tubular product sales increased 16% or 109,000 tons due to stronger oil and gas drilling activity. The average number of active drilling rigs increased on a year-over-year basis from 1,192 to 1,383 in the US and increased from 369 to 458 in Canada for a combined increase of 18%. Shipments of non-energy tubular decreased from 266,000 to 217,000, or 18%, as we dedicated more production capacity to energy tubular products.

Finished Production:

A total of 1,764,700 tons of coil were produced by our steelworks, down 1% from 2004. Our steelworks produced 1,498,800 tons of discrete plate, an increase of 5% over 2004. Regina and Montpelier posted production increases in finished product year-over-year.

Our coil processing and tubular operations consumed 323,500 tons of hot rolled coil purchased from third parties, supplementing our own production. This was 8% more than the 296,800 tons consumed a year earlier. The principal reason for the increase was higher demand for energy tubular products.

The number of man-hours required to produce one ton of coil or discrete plate averaged 0.68 for the combined steelworks.

Our pipe mills produced 5% more tons than a year earlier due to the impact of higher drilling activity on demand for OCTG. The man-hours required to convert finished steel to one ton of finished pipe averaged 2.25, up from 2.01 man-hours in 2004. Man-hours per ton increased in 2005 as we added finishing capabilities at our Red Deer and Blytheville facilities which were previously outsourced. The large diameter mills in Regina experienced a 42% utilization rate in 2005 versus 36% the prior year.

Selling, General and Administration Expenses:

Selling, general and administrative expenses of $83.3 million were 35% higher than the $61.5 million expenses for 2004. Salaries and benefits increases of $7.2 million were primarily related to the valuation of stock based compensation as well as performance incentives. During the year, we incurred $2.2 million of additional administrative and consulting expenses related to Section 404 of the Sarbanes-Oxley Act of 2002. In addition, consulting expenses, research efforts related to the Frontier Pipe Research Centre, and increased charitable contributions increased administrative expenses by over $7 million.

Interest on Long-Term Debt:

Interest expense on long-term debt decreased to $35.6 million in 2005, down 35% or $18.8 million from 2004. The reduction relates to a significant reduction in long-term debt through scheduled repayments, redemptions and open market purchases. During 2005, $231.0 million of long-term debt was retired, primarily through early retirement and open market purchases. The debt redemption efforts resulted in debt extinguishment expense of $16.4 million.

Income before Income Taxes and Income Tax Expense:

Income before income taxes increased $264.7 million to $883.5 million in 2005 as a result of the favorable commercial and operating performance previously described.

Income tax expense totaled $297.7 million in 2005, up over the $178.2 million reported in 2004. The effective tax rate was 33.7% compared to 28.8% in 2004. See Note 7 to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel-making and finishing operations and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily for capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity, short and long-term borrowings, capital and operating leases, state and local grants and capital cost reimbursements.

Cash Requirements:

We have ongoing commitments under various contractual and commercial obligations at December 31, 2006 as shown below. The information presented does not include planned capital expenditures.

Contractual Obligation Payments Due by Period ($ millions)

Contractual Obligations	Total	Less than 1 year	1 to 3 years	4 to 5 years	Over 5 years
Long-term debt (including capital leases)	$913	$33	$69	$592	$219
Revolving credit	45	45	—	—	—
Leases	24	9	9	3	3
Other long-term obligations	265	75	104	37	49
Total contractual cash obligations	$1,247	$162	$182	$632	$271

Long-term Debt: (including current portion)

	Amount (millions)	Interest Rate	Due
Loan	$14.7	6.00%	June 1, 2007
Bridge Loan	350.0	Variable 6.12%	November 30, 2007
Financing	28.0	8.11%	November 1, 2009
Financing	10.0	6.875%	May 1, 2010
Term Loan	250.0	Variable 6.11%	December 2, 2011
Notes	143.9	8.75%	June 1, 2013
Capital Lease	116.5	7.28%	October 13, 2015
Total	$913.1

Long-term debt (excluding capital lease) is all unsecured and consists of various notes, debentures and financing issued since 1997.

We currently have the ability to refinance the $350.0 million bridge loan under the $750.0 million syndicated credit facility, and as such, we classified the repayment of the bridge loan in the contractual obligations schedule to coincide with the maturity of the $750.0 million syndicated credit facility.

The 6.00% Solid Waste Disposal Revenue Bonds, Series 1997, (due 2007), as well as the 8.11% Taxable Industrial Development Revenue Bonds, Series 1999, (due 2009) are both subject to financial covenants and to certain other customary covenants (including limitations on liens and sale and leasebacks). The 6.875% Financing and the 8.75% Notes, and Capital Lease are not subject to any financial covenants. The 8.75% Notes, however, contain restrictions and limitations on liens, and sales and leasebacks. In connection with the NSG acquisition on December 1, 2006 the Company entered into $1.1 billion of financing credit facilities which included a $750.0 million syndicated credit facility (five year $250.0 million term loan facility and $500.0 million revolving credit facility) and a 364 day $350.0 million bridge loan. It is expected that the $350.0 million bridge loan will be refinanced with the issuance of other indebtedness in 2007. Both the term loan and bridge loans are variable rate borrowings and subject to financial covenants and certain customary covenants (including limitations on liens and sale and leasebacks). Non-compliance with any of the above covenants could result in accelerated payment of the related debt. We were in compliance with all covenants on December 31, 2006.

The Montpelier Steelworks’ sale and leaseback of the melt shop, caster and related equipment was completed in 2000. For U.S. GAAP purposes, this transaction was recorded as a financing lease, with no recognition of the disposal of the assets. For Canadian GAAP purposes, this transaction was treated as a sale and the subsequent lease payments as operating expenses. We have an option, but are not obligated, to purchase the equipment after seven and ten years for predetermined amounts and at the end of the 15 year lease term for the fair market value of the equipment, subject to a residual guarantee of $37.5 million.

Leases:	Value at Inception of Lease (in millions)
Sale and Leaseback — Houston	$15.0
Other Leases	35.9
Total Non-Capital Leases	$50.9

Off Balance Sheet Arrangements:

The Houston cut-to-length facility (temper mill) sale and leaseback was completed in 2001. The arranger was LaSalle National Leasing Corporation and net proceeds received were $15.0 million through two tranches of $10.0 million on July 1, 2001 and $5 million on September 1, 2001. We have the option, but not the obligation, to purchase the leased equipment after seven years at $4.2 million or 7.5 years at the greater of $3.0 million or fair market value.

Other Long-Term Commitments:

We have entered into long-term electricity and natural gas supply agreements for the Regina, Montpelier and Mobile Steelworks, as well as service contracts to provide maintenance and logistics support to those steelworks.

Sources and Uses of Cash:

Cash provided by operating activities in 2006 was $434.2 million compared to $641.9 million in 2005, a decrease of $207.7 million. The reduction was due to higher inventories and lower payables, which were partially offset by increased income.

Cash generated by financing activities was $525.1 million in 2006 compared to a use of cash of $365.0 million in 2005.

On December 1, 2006, we completed the acquisition of NSG for $1.43 billion. In connection with the NSG acquisition on December 1, 2006 the Company entered into $1.1 billion of financing credit facilities which included a $750.0 million syndicated credit facility (five year $250.0 million term loan facility and $500.0 million revolving credit facility) and a 364 day $350.0 million bridge loan. It is expected that the $350.0 million bridge loan will be refinanced with the issuance of other indebtedness in 2007. During 2005, we redeemed all $71.4 million of our 7.32% Series B Senior Notes; purchased for cancellation on the open market, $56.0 million of the 8.75% Unsecured notes due June 1, 2013 and retired all CDN $100.0 million of the 7.80% Canadian Debentures due December 1, 2006.

In May 2006, we announced a share repurchase program, or “normal course issuer bid” to purchase up to 4.7 million of our common shares. Under the program, shares are repurchased in the open market at the market price at the time of purchase and are immediately cancelled upon settlement. In March 2005, we announced a similar Share Repurchase Program, to repurchase up to 4.2 million of our common shares. During 2006, we repurchased 934,700 shares for a total of US $85.5 million. During 2005, we repurchased 2,754,100 shares for a total of $132.9 million.

Dividends to holders of common shares were $32.6 million in 2006 compared to $22.8 million the prior year, resulting from an increase in the annual dividend to CDN $0.78 per share, the change in common shares outstanding due to shares issued pursuant to our share option plan and repurchases made pursuant to the normal course issuer bid. Cash received for 93,505 shares that were issued pursuant to the Company’s share option plan totaled $5.4 million in 2006 versus $21.1 million in 2005 for 1,030,040 options. As of December 31, 2006, there were 47,213,592 common shares issued and outstanding. In 2006, the quarterly cash dividend was increased from CDN $0.16 per share to CDN $0.20 per share with increases of CDN $0.02 per share approved in both February and March.

Capital Investments:

Total capital expenditures for 2006 were $101.1 million, an increase of $34.3 million over spending in 2005. Capital expenditures in 2006 for strategic, maintenance and compliance projects were $64.0 million and $37.0 million respectively.

Liquidity:

The principal indicators of our liquidity are our cash position and amounts available under our $750 million syndicated credit facility (revolving credit and term loan facility).

On December 1, 2006 in connection with the $1.1 billion financing entered into as part of the NSG acquisition, we replaced our existing committed $150 million revolving term facility (expiring November 19, 2007) with a committed unsecured revolving credit facility of $500 million (expiring December 2, 2011). The amount available is the total committed amount less direct borrowings and outstanding letters of credit. As of December 31, 2006, letters of credit of $30.2 million and short-term borrowings of $45 million were outstanding against the revolving credit facility resulting in $424.8 million of availability.

We have the right to request that our lenders under the $750 million syndicated credit facility increase the commitments under the revolving credit facility and/or add one or more incremental term loan facilities from time to time by up to a maximum aggregate amount of $500 million.

Principal financial covenants under the $750 million syndicated credit facility (which includes the revolving credit facility) require:

•                    consolidated indebtedness to capitalization ratio of not greater than 0.60:1.00 subject to debt rating of at least BBB- and Baa3 from S&P and Moody’s, respectively, in each case with at least stable outlook. Step-downs of 0.05:1:00 per annum occur if rating levels of BBB- and Baa3 are not maintained

•                    maintenance on a rolling four quarter basis of a consolidated interest coverage ratio of not less than 2.00:1.00 for measurement period ending on or after March 31, 2007

•                    dividends and purchase, redemptions, retirements and acquisition of our equity must be less than $500 million plus 50% of net income after January 1, 2007 plus net proceeds of any equity offering

The $750 million syndicated credit facility is also subject to other customary covenants and events of default. Non-compliance with any of the above covenants could result in accelerated payment of the related debt and termination of the revolving credit facility. We were in compliance with all covenants at December 31, 2006.

During 2006, our cash position decreased by $548.7 million to $34.4 million while the working capital ratio decreased from 4.3:1.0 to 3.4:1.0 primarily as a result of the NSG acquisition.

At December 31, 2006, the committed cost to complete in-process capital projects was $119.6 million. At the end of 2005, this amount was $26.7 million.

We expect that we will be able to finance future expenditures from our cash position, cash from operations and our credit facilities. We may also consider operating lease financing as well as additional debt or equity financing as may be appropriate.

From time to time, we make use of foreign currency contracts to manage our foreign exchange risks. At December 31, 2006 there were no foreign exchange contracts outstanding. We have entered into swap agreements to hedge the cost of purchasing natural gas through October 31, 2009. As of December 31, 2006, the unrealized loss under these contracts was $4.6 million compared to an unrealized gain of $11.8 million at the end of 2005.

Debt Ratings:

We maintain debt ratings with three of North America’s principal rating agencies to comply with various debt covenants and to assist in future financing activities.

Moody’s Investor’s Service’s rating was upgraded to Baa3 with a stable outlook from Ba1 with a positive outlook, on February 14, 2006. Obligations rated “Baa” are rated as being subject to moderate credit risk and are considered medium grade, and as such may possess certain speculative characteristics. The modifier “3” indicates that the obligation ranks in the lower end of its generic rating category. “Stable” defines Moody’s rating direction over the medium term. The “Corporate family rating” (also Baa3 stable) was withdrawn on February 15, 2006 as the Company is now an investment grade issuer.

Standard & Poor’s Ratings Services’ rating was upgraded to BBB- (stable) on November 30, 2006. An obligation rated ‘BBB’ exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments. The modifier “-”indicates that the obligation ranks in the lower end of its generic rating category. Stable means that the rating is not likely to change.

Dominion Bond Rating Service’s rating (DBRS) was upgraded to BBB with a stable outlook on June 12, 2006. Long-term debt rated BBB is of adequate credit quality. Protection of interest and principal is considered acceptable, but the entity is fairly susceptible to adverse changes in financial and economic conditions, or there may be other adverse conditions present which reduce the strength of the entity and its rated securities. The absence of either a “high” or “low” designation indicates the rating is in the “middle” of the category.

Capital Structure

We strive to maintain a strong balance sheet and a flexible capital structure. IPSCO has the ability to, and may elect to, use a portion of cash and cash equivalents to retire debt or to incur additional expenditures without increasing debt.

We consider our capital structure as of December 31, 2006 to be ($ millions):

Short-term debt	45.0
Current portion of long-term debt	33.4
Long-term debt	879.7
Debt	958.1
Shareholders’ equity	2,259.8
Total Capitalization	$3,217.9
Debt to total capitalization	29.8%
Cash and cash equivalents	$34.4

Debt to total capitalization was 29.8% at December 31, 2006, an increase from 15.4% at December 31, 2005.

Quarterly Results:

Results by quarter for 2006 and 2005 were as follows:

Sales (millions)	2006	2005	Net Income (millions)	2006	2005
1st Quarter	$902.9	$766.7	1st Quarter	$150.77	$154.8
2nd Quarter	893.6	687.7	2nd Quarter	156.4	126.8
3rd Quarter	996.9	726.1	3rd Quarter	197.1	134.0
4th Quarter	982.3	852.2	4th Quarter	139.0	170.2
Year	$3,775.6	$3,032.7	Year	$643.11	$585.8

Basic Earnings per Common Share(1)	Diluted Earnings per Common Share(2)

	2006	2005		2006	2005
1st Quarter	$3.15	$3.11	1st Quarter	$3.12	$3.06
2nd Quarter	3.28	2.60	2nd Quarter	3.25	2.57
3rd Quarter	4.19	2.81	3rd Quarter	4.15	2.78
4th Quarter	2.95	3.56	4th Quarter	2.92	3.52
Year	$13.57	$12.07	Year	$13.43	$11.96

(1)                Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding

(2)                Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from (a) the exercise of share options, deferred share units, restricted shares and performance units, and (b) the conversion of preferred shares and subordinated notes

Tons Shipped (thousands)	2006	2005
1st Quarter	1,005	856
2nd Quarter	1,001	804
3rd Quarter	1,042	848
4th Quarter	1,021	953
Total	4,069	3,461

Selected Annual Information (in thousands of U.S. dollars except share and per share data)

	2006	2005
Sales	3,775,603	3,032,727
Net income available to common shareholders	643,114	585,816
Earnings per common share:
Basic	13.57	12.07
Diluted	13.43	11.96
Total assets	4,131,753	2,639,019
Total long-term financial liabilities	1,439,366	562,593
Cash dividends declared
Common shares (CDN)	0.78	0.56
Common shares outstanding as of December 31	47,213,592	48,051,619

Significant Differences between U.S. and Canadian GAAP

We use U.S. dollars as the basis for our financial statement reporting and follow U.S. GAAP in presenting financial results. The U.S./Canadian GAAP differences generally relate to timing issues for expense recognition. The differences in the reported results arising from using U.S. GAAP as opposed to Canadian GAAP are summarized in Note 23 to the 2006 Consolidated Financial Statements.

Recent Accounting Pronouncements and Developments

In Note 3 to our Consolidated Financial Statements, we discuss new accounting policies adopted by IPSCO during 2006 and the expected financial impact of accounting policies recently issued or proposed, but not yet required to be adopted.

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

Allowance for Doubtful Accounts

We have established an allowance for doubtful accounts for losses resulting from the potential risk that some customers may be unable to make payments. We continually monitor payment patterns of customers, investigate past-due accounts to assess likelihood of collection and monitor industry and economic trends to estimate required allowances.

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

Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, (Accounting for Income Taxes). Under this method, we estimate its actual current tax exposure in accordance with currently enacted tax laws and regulations. In addition, it assesses temporary differences that exist due to differing treatments of items for tax and financial statement purposes. Such differences result in the recognition of deferred tax assets and liabilities, which are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered, or settled. We must then assess the likelihood that its deferred tax assets will be recovered from future taxable income. If it is determined that it is more likely than not that some portion of the deferred tax assets will not be realized, we must establish a valuation allowance.

We have tax filings that are subject to audit by the tax authorities that may result in additional tax assessments. The resolution of these audits inevitably includes some degree of uncertainty. Any resulting change to our tax liability is, therefore, difficult to estimate. Numerous factors contribute to this uncertainty, including the amount and nature of additional taxes potentially asserted by tax authorities, the willingness of tax authorities to negotiate a fair settlement through an administrative process and impartiality of the courts. However limited, there exists the potential that the tax resulting from the resolution of current and potential future tax controversies may differ materially from the amount accrued. We have provided for taxes and interest that we estimate may ultimately be payable.

Obligations Relating to Employee Benefit Plans

We provide retirement benefits for substantially all of our employees under several defined benefit and defined contribution pension plans. The defined benefit plans provide benefits that are based on a combination of years of service and an amount that is either fixed or based on final earnings. The defined contribution plans restrict our matching contributions from 3% to 5% of each participating employee’s annual earnings, subject to IRS limits. Our policy regarding the defined benefit plans is to fund the amount that is required by governing legislation. Periodically, we may fund additional amounts depending on cash availability and other potential uses for the cash. Independent actuaries perform the required calculations to determine pension expense in accordance with U.S. GAAP. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liabilities related to the plans. A 1% increase or decrease of the current discount rate of 5.0% would result in an immaterial impact on earnings. Likewise, a 1% increase or decrease in the assumed long-term rate of return (currently 6.50%) would also result in an immaterial impact on earnings. The impact in the change in the compensation rate (3.50%) would also have an immaterial impact on earnings. The actuarial assumptions used may differ from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may affect the net pension expense and liability recorded. Our benefit plans do not provide for post-retirement health care benefits.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of the net assets acquired in business combinations. Goodwill is tested for impairment at least annually by the Company in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS142). The Company is in the process of finalizing the reporting units and the allocation of goodwill to these units relating to its acquisition of NS Group, Inc. on December 1, 2006. An impairment, if any, is measured based on the estimated fair value of the reporting unit. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company will test goodwill for impairment in the fourth quarter of each year unless circumstances indicate an impairment may exist during an intervening period.

Other Intangible Assets

The Company accounts for other intangible assets, which includes trade names and trademarks, proprietary technology, customer relationships, and non-compete agreements in accordance with SFAS 142. Definite life intangible assets are amortized on a straight-line basis over the length of the contract or benefit period, which generally ranges from three to fifteen years. Impairment, if any, is determined based upon management reviews whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value (normally measured by the expected present value technique) is required.

2007 Outlook

The end user market demand for IPSCO’s diverse product offering remains strong for both steel and tubular products. Distributor inventory reductions in both product groups are expected to continue through the first quarter of 2007. We are taking a two week planned outage at Mobile in March for normal maintenance and the installation of capital improvements. We will also adjust production as required across our facilities to accommodate order levels from our distributors and focus on end user sales, increased value added product mix and maintaining our market share.

We anticipate continued strength in end use markets overlaid with continuing inventory corrections throughout the distribution channels. Although oil and gas prices have declined recently, we expect them to remain at levels sufficient to maintain high drilling activity and resultant demand for our OCTG products. According to Baker Hughes, active rig counts in North America have increased in the first four weeks of 2007 to 2,282 rigs, 149 above 2006 record levels. Large diameter pipe shipments will be strong in 2007, consistent with our full order book. Margins in the first quarter are expected to experience some compression due to increased scrap prices and continued amortization of inventory and other tangible assets fair value increments.

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

Commodity Price Risk

We manage a portion of our exposure to price risk related to natural gas purchased in the normal course of business by using forward physical contracts and hedging derivative financial instruments. The changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the consolidated balance sheets and recognized into production costs in the same period as the underlying transaction. At December 31, 2006, accumulated other comprehensive income/loss includes $3.0 million in unrealized net-of-tax losses for the fair value of these instruments as compared to $7.5 million in net-of-tax gains at December 31, 2005. A sensitivity analysis indicates that the reduction in the fair value of these instruments at December 31, 2006, due to hypothetical declines of 10% and 25% in market prices of natural gas at that time would be $2.7 million and $6.6 million, respectively (December 31, 2005—$4.6 million and $11.3 million, respectively). Any resulting changes in fair value would be recorded as adjustments to other comprehensive income, net of tax. Because these instruments are accounted for as hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Interest Rate Risk

Our outstanding debt is a combination of both fixed rate debt and variable rate debt. The variable rate portion of long-term debt is $600 million out of a total of $913 million. An increase of 1% in short term rates would decrease pretax income by $6.0 million or alternatively a decrease of 1% in interest rates would increase pretax income by $6.0 million. Our investment practice is to invest in highly liquid money market funds or securities with short remaining maturities. As a result, changes in interest rates are not expected to have a significant impact on the value of these investments. As such, future changes in interest rates will not have any impact on the value of cash equivalent investments however; changes in interest rates will impact interest expense due to variable rate debt within our debt structure. We do not engage in interest swaps to manage interest rate exposure.

Foreign Currency Risk

We are subject to the impact of changes in exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities (including certain inter-company balances), particularly changes in the value of the U.S. dollar versus the Canadian dollar. At December 31, 2006, there were no foreign exchange contracts outstanding.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Effectiveness of Controls and Procedures

Management, under the supervision of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on such evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2006 and that there have been no significant changes in such controls and procedures, or in other factors, that could significantly affect these controls subsequent to their evaluation date.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria established by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication and monitoring. The Company’s assessment included documenting, evaluating and testing the design and operating effectiveness of its internal control over financial reporting.

On December 1, 2006, we acquired NS Group, Inc. Consistent with published guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, NS Group’s internal control over financial reporting. The consolidated financial statements of IPSCO Inc. as of and for the year ended December 31, 2006 include the following related to NS Group: total assets of $1.8 billion, including goodwill of $598 million and identifiable intangible assets of $700 million; net assets of $1.4 billion; sales of $44 million; and, a net loss of $6 million.

Based on the Company’s processes and the assessment described above, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective.

A report prepared by Ernst & Young LLP, an independent registered public accounting firm, with respect to management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006 is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders of IPSCO Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that IPSCO Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IPSCO Inc.’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NS Group, Inc., which is included in the 2006 consolidated financial statements of IPSCO Inc. and constituted $1.8 billion and $1.4 billion of total and net assets, respectively, as of December 31, 2006 and $44 million and $6 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of IPSCO Inc. also did not include an evaluation of the internal control over financial reporting of NS Group, Inc.

In our opinion, management’s assessment that IPSCO Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, IPSCO Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of IPSCO Inc. and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
February 26, 2007
Chicago, Illinois

Item 9b.   Other Information

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Directors

The information required by this Item 10 with respect to directors, including Mr. Sutherland, is included in our definitive proxy statement and incorporated herein by reference. IPSCO’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of our most recent fiscal year.

Executive Officers

Set forth below is information concerning IPSCO’s executive officers, excluding the President and Chief Executive Officer, David Sutherland:

Vicki L. Avril, 52, was appointed Senior Vice President and Chief Financial Officer in May 2004. Prior to joining IPSCO, Ms. Avril was the Senior Vice President and Chief Financial Officer of Wallace Computer Services Inc. (January 2001 to May 2003) and Vice President and Chief Financial Officer for Inland Steel Co. (now known as Ispat Inland Inc.) (1998-1999).

David L. Britten, 46, was appointed Vice President of Corporate Development in November 2004 and prior to that had been Vice President and General Manager, Tubulars Products since 1999.

Gregory R. Burnett, 44, was appointed Corporate Treasurer in December 2005. Prior to joining IPSCO Mr. Burnett was Director of Treasury (June 2005 to December 2005), Treasury Manager (March 2003 to May 2005) and Manager—Treasury Operations (July 2000 to February 2003) for United States Cellular Corporation.

Leslie T. Lederer, 58, was appointed Vice President, General Counsel and Corporate Secretary in March 2005. Prior to joining IPSCO, Mr. Lederer was Counsel to Winston & Strawn LLP (October 2004 to February 2005), Vice President—Strategic Investments of Smurfit-Stone Container Corporation (1998 to December 2003) and Vice President, Secretary and General Counsel of Stone Container Corporation (1987 to 1998).

Peter E. MacPhail, 58, was appointed Vice President of Primary Operations in February 2003 and prior to that he held other executive positions in the Company, including Vice President and General Manager, Canadian Steel Operations (April 2000 to January 2003) and Vice President (1996 to 2000).

E. Greg Maindonald, 54 was appointed Vice President of Operations Services in March 2003. Prior to such appointment, Mr. Maindonald was President of General Scrap Partnership (February 2000 to March 2003) and prior to that, he served IPSCO in various other executive capacities.

Philip M. Marusarz, 53, was appointed Corporate Controller in March 2004 and prior to that served also as Treasurer for the Company since joining IPSCO in March of 2001. Prior to joining IPSCO, Mr. Marusarz was Vice President, Finance of Invensys Inc. (October 2000 to February 2001).

Raymond J. Rarey, 58, was appointed Vice President and Chief Human Resources Officer in 2000. Prior to joining IPSCO, Mr. Rarey served as the Vice President, Human Resources for Berg Electronics Group (1996 to 1999).

Joseph D. Russo, 59, was appointed Senior Vice President and Chief Technical Officer in 2001. Mr. Russo has had other executive positions with IPSCO since becoming an officer of the Company in 1988.

John R. Tulloch, 59, was appointed Executive Vice President—Steel and Chief Commercial Officer in 2004. Mr. Tulloch has also served as Senior Vice President and Chief Commercial Officer (2000 to 2004) and has had other executive positions with the Company since becoming an officer in 1985.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this Item is incorporated by reference to, and will be contained in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our definitive proxy statement for the 2006 Annual and Special Meeting of Shareowners, which will be filed within 120 days of the end of our most recent fiscal year.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and
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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

Page No.	Description
(a) Financial Statements (attached as Exhibit 99.1)
F-3	Report of Independent Registered Public Accounting Firm
F-4	Consolidated Balance Sheets for the years ended December 31, 2006 and 2005
F-5	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
F-6	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
F-7	Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004
F-8	Notes to Consolidated Financial Statements
(b) Financial Statements Schedules
F-40	II. Valuation and Qualifying Accounts
All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the Consolidated Financial Statements or the notes thereto.

EXHIBITS

Exhibit No.		Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession:
2.1

Agreement and Plan of Merger, dated as of September 10, 2006, among IPSCO, Merger Sub and NS Group incorporated by reference to Exhibit 2.1 to  Form 8-K  filed September 10, 2009  (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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
4.1

Shareholder Rights Agreement, amended and restated as of February 20, 2007, between IPSCO Inc. and Computershare Trust Company of Canada, as Rights Agent, incorporated by reference to Exhibit 4.1 to Form 8-K filed February 26, 2007.

4.2

Indenture dated as of June 18, 2003 between IPSCO Inc., as Issuer and Wells Fargo Bank Minnesota, N.A. as Trustee with respect to $200,000,000 8 3/4% Notes due 2013 incorporated by reference to Exhibit 4.2 to Form 10-K filed March 13, 2006.

	4.2a	First Supplemental Indenture to $200,000,000 8 ¾% Notes due 2013, dated February 13, 2006 incorporated by reference to Exhibit 4.2a to Form 10-K filed March 13, 2006.
	4.2b	Second Supplemental Indenture dated as of December 1, 2006 between IPSCO Inc., as Issuer and Wells Fargo Bank Minnesota, N.A. as Trustee with respect to $200,000,000 8 3/4% Notes due 2013.
	4.2c	Third Supplemental Indenture dated as of December 29, 2006 between IPSCO Inc., as Issuer and Wells Fargo Bank Minnesota, N.A. as Trustee with respect to $200,000,000 8 3/4% Notes due 2013.
(10)	Material Contracts:
	10.1	Incentive Share Plan, amended and restated as of March 3, 2005, incorporated by reference to Exhibit 10.1 to Form 10-K filed March 13, 2006.
	10.2	Deferred Share Unit Plan for Directors, incorporated by reference to Exhibit 10.2 to Form 10-K filed March 13, 2006.
	10.3	IPSCO Inc. Executive Deferred Compensation Incentive Plan, effective as of June 1, 2005, incorporated by reference to Exhibit 10.3 to Form 10-K filed March 13, 2006.
	10.4	Form of Agreement to Defer Compensation, incorporated by reference to Exhibit 10.3 to Form 10-K filed March 13, 2006, incorporated by reference to Exhibit 10.4 to Form 10-K filed March 13, 2006.
	10.5	IPSCO Enterprises Inc. U.S. Supplemental Executive Retirement Plan amended and restated as of January 1, 2005.
	10.6	Change of Control Agreement with David Sutherland, dated November 18, 2005.

10.7	Change of Control Agreement with Vicki Avril, dated November 18, 2005. (Substantially identical agreements have been entered into as of the same date with John Tulloch and David Britten).
10.7a	Schedule of Change of Control Agreements for Executives, incorporated by reference to Exhibit 10.7a to Form 10-K filed March 13, 2006.
10.8	IPSCO Inc. Canadian Supplemental Retirement Plan amended and restated as of January 1, 2006.
10.9

Performance Unit Award Agreement with Burton M. Joyce, dated April 28, 2005. (Substantially identical agreements have been entered into as of the same date with Michael Grandin, Juanita Hinshaw, Jack Michaels, Bernard Michel, Allan Olson, Arthur Price, Richard Sim, Roger Tetrault, Gordon Thiessen, D. Murray Wallace and John B. Zaozirny), incorporated by reference to Exhibit 10.9 to Form 10-K filed March 13, 2006.

10.9a	Schedule of 2005 Performance Unit Award Agreements with Directors, incorporated by reference to Exhibit 10.9a to Form 10-K filed March 13, 2006.
10.10

Performance Unit Award Agreement with Burton M. Joyce, dated April 29, 2004. (Substantially identical agreements have been entered into as of the same date with Michael Grandin, Juanita Hinshaw, Jack Michaels, Bernard Michel, Allan Olson, Arthur Price, Richard Sim, Roger Tetrault, Gordon Thiessen, D. Murray Wallace and John B. Zaozirny), incorporated by reference to Exhibit 10.10 to Form 10-K filed March 13, 2006.

10.10a	Schedule of 2004 Performance Unit Award Agreements with Directors, incorporated by reference to Exhibit 10.10a to Form 10-K filed March 13, 2006.
10.11

Performance Unit Award Agreement with Burton M. Joyce, dated May 4, 2006. (Substantially identical agreements have been entered into as of the same date with Juanita Hinshaw, Jack Michaels, Bernard Michel, Allan Olson, Arthur Price, Richard Sim, Roger Tetrault, Gordon Thiessen, D. Murray Wallace, Michael Grandin and John B. Zaozirny)

10.12

Restricted Stock and Performance Unit Award Agreement with David Sutherland dated August 26, 2005. (Substantially similar agreements have been entered into with John Tulloch, Vicki Avril and David Britten), incorporated by reference to Exhibit 10.12 to Form 10-K filed March 13, 2006.

10.12a	Schedule of 2005 Restricted Stock and Performance Unit Award Agreements with Executives, incorporated by reference to Exhibit 10.12a to Form 10-K filed March 13, 2006.
10.13	Performance Unit Award Agreement with Peter MacPhail dated August 31, 2005, incorporated by reference to Exhibit 10.13 to Form 10-K filed March 13, 2006.
10.14

Restricted Share Agreement with David Sutherland dated October 1, 2004. (Substantially similar agreements have been entered into with John Tulloch, Vicki Avril and David Britten), incorporated by reference to Exhibit 10.14 to Form 10-K filed March 13, 2006.

10.14a	Schedule of 2004 Restricted Stock Award Agreements with Executives, incorporated by reference to Exhibit 10.14a to Form 10-K filed March 13, 2006.
10.15	Restricted Share Agreement with David Sutherland, dated October 1, 2004, incorporated by reference to Exhibit 10.15 to Form 10-K filed March 13, 2006.
10.16

Restricted Stock and Performance Unit Award Agreement with David Sutherland dated July 28, 2006. (Substantially similar agreements have been entered into with John Tulloch, Vicki Avril and David Britten)

10.16a	Schedule of 2006 Restricted Stock Award Agreements with Executives.
10.17	Performance Unit Award Agreement with Peter MacPhail dated July 28, 2006.

	10.18	Reserved.
	10.19	Share Option Agreement with Juanita Hinshaw, dated June 1, 2002, incorporated by reference to Exhibit 10.19 to Form 10-K filed March 13, 2006.
	10.20	Share Option Agreement with Michael Grandin, dated January 1, 2003, incorporated by reference to Exhibit 10.20 to Form 10-K filed March 13, 2006.
10.21

Share Option Agreement with Richard Sim, dated April 26, 2000. (A substantially identical agreement has been entered into as of the same date with Roger Tetrault), incorporated by reference to Exhibit 10.21 to Form 10-K filed March 13, 2006.

10.22

Share Option Agreement with Richard Sim, dated May 2, 2001. (A substantially identical agreement has been entered into as of the same date with Roger Tetrault), incorporated by reference to Exhibit 10.22 to Form 10-K filed March 13, 2006.

10.23

Share Option Agreement with Richard Sim, dated April 24, 2002. (Substantially identical agreements have been entered into as of the same date with Burton Joyce, Jack Michaels, Roger Tetrault, Gordon Theissen, and Allan Olson), incorporated by reference to Exhibit 10.23 to Form 10-K filed March 13, 2006.

	10.23a	Schedule of 2002 Share Option Agreements with Directors, incorporated by reference to Exhibit 10.23a to Form 10-K filed March 13, 2006.
10.24

Credit Agreement dated as of December 1, 2006 among IPSCO Inc., The Designated Borrowers Party Hereto, The Guarantor Party Hereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer.

10.25

U.S. $350,000,000 Bridge Loan Agreement dated as of December 1, 2006 among IPSCO Finance GP, as Borrower, IPSCO Inc. as Parent, The Guarantor Party Hereto, Bank of America, N.A. (Canada Branch), Administrative Agent.

(14)	Code of Ethics
	14.1	IPSCO Code of Business Conduct, incorporated by reference to Exhibit 14.1 to Form 10-K filed March 13, 2006.
	14.2	IPSCO Conflicts of Interest Policy, incorporated by reference to Exhibit 14.2 to Form 10-K filed March 13, 2006.
(21)	Subsidiaries of the Registrant
	21.1	Subsidiaries.
(23)	Consent of Experts and Counsel
	23.1	Consent of Independent Registered Public Accounting Firm.
(24)	Power of Attorney
	24.1	Powers of Attorney.
(31)	Rule 13(a)-14(a)/15d-14 and Rule 13(a)-14(d)/15d Certifications
	31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certification
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
	99.1	Consolidated Financial Statements.

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
*Jack Michaels
Jack Michaels
Director
*Bernard M. Michel
Bernard M. Michel
Director
*Allan S. Olson
Allan S. Olson
Director
*Arthur R. Price
Arthur R. Price
Director
*Richard G. Sim
Richard G. Sim
Director
David Sutherland
David Sutherland
Director
*Roger E. Tetrault
Roger E. Tetrault
Director
*Gordon Thiessen
Gordon Thiessen
Director

*Murray D. Wallace
Murray D. Wallace
Director
*John B. Zaozirny
John B. Zaozirny
Director
	*By:	/s/ Vicki Avril
Vicki Avril
Attorney-in-fact
Dated: March 1, 2007