Form 10-Q
period 2007-03-31
IPSCO INC
filed 2007-05-04
CIK 879933

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

☐ Yes   ☐ No

The number of shares of common stock outstanding as of April 30, 2007 is 47,216,092.

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements.

IPSCO Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)
(thousands of United States Dollars except for per share and ton data)

		For the Three Months Ended
		Mar 31 2007	Mar 31 2006
	Plate and Coil Tons Produced (thousands)	829.8	895.6
	Finished Tons Shipped (thousands)	1,073.3	1,005.4
	Sales	$1,031,686	$902,896
	Cost of sales	803,470	623,429
	Gross income	228,216	279,467
	Selling, general and administration	48,743	32,386
	Operating income	179,473	247,081
	Other expenses (income):
	Interest on long-term debt	16,124	5,833
	Net interest income	(1,855)	(7,015)
	Foreign exchange loss	933	1,324
	Other	(373)	(112)
	Income Before Income Taxes	164,644	247,051
	Income Tax Expense	55,201	96,350
	Net Income	109,443	150,701
	Cumulative translation adjustment	(3,713)	1,226
	Change in fair value of derivatives, net of tax	(2,205)	(5,398)
	Comprehensive income	$103,525	$146,529
Earnings per Common Share	—Basic	$2.33	$3.15
	—Diluted	$2.30	$3.12
	Dividends Declared per Common Share (Canadian dollars)	$0.20	$0.18

IPSCO Inc.
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended
	Mar 31 2007	Mar 31 2006
Retained Earnings at Beginning of Period	$1,875,067	$1,341,659
Net Income	109,443	150,701
Dividends on Common Shares	(8,087)	(7,450)
Retained Earnings at End of Period	$1,976,423	$1,484,910

IPSCO Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(thousands of United States Dollars)

	For the Three Months Ended
	Mar 31 2007	Mar 31 2006
Operating Activities
Net income	$109,443	$150,701
Adjustments to reconcile net income to net cash flows from operating activities
Stock-based compensation	2,489	1,237
Depreciation of capital assets	26,788	20,083
Amortization of intangible assets	14,428	—
Amortization of deferred charges	1,271	461
Deferred income taxes	(18,475)	804
Changes in operating assets and liabilities
Accounts receivable, less allowances	47,129	(12,725)
Inventories	84,053	(43,356)
Other	10,932	1,435
Accounts payable and accrued charges	9,190	(27,708)
Change in pension liability	(795)	(178)
Income taxes payable	62,770	29,352
Net cash provided by operations	349,223	120,106
Investing Activities
Expenditures for capital assets	(55,194)	(30,599)
Other	—	(94)
Acquisition of business	(2,281)	—
Net cash used for investing activities	(57,475)	(30,693)
Financing Activities
Common share dividends	(8,087)	(7,450)
Common shares issued pursuant to share option plan	45	447
Repayment of operating line	(44,821)	—
Repayment of long-term debt	(10,302)	(4,991)
Net cash used for financing activities	(63,165)	(11,994)
Effect of exchange rate changes on cash and cash equivalents	333	2,841
Increase in Cash and Cash Equivalents	228,916	80,260
Cash and Cash Equivalents at Beginning of Period	34,377	583,064
Cash and Cash Equivalents at End of Period	$263,293	$663,324

IPSCO Inc.
CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands of United States Dollars)

	Mar 31 2007	Dec 31 2006
Current Assets
Cash and cash equivalents	$263,293	$34,377
Accounts receivable, less allowances	405,552	449,736
Inventories	815,157	896,477
Income taxes recoverable	—	30,031
Deferred income taxes	46,930	40,689
Other	18,485	28,703
	1,549,417	1,480,013
Non-Current Assets
Capital assets	1,337,644	1,313,517
Goodwill and other intangible assets	1,290,684	1,298,144
Other	38,293	40,079
	2,666,621	2,651,740
Total Assets	$4,216,038	$4,131,753
Current Liabilities
Bank indebtedness	$—	$45,000
Accounts payable and accrued charges	357,583	354,207
Income and other taxes payable	32,737	—
Current portion of long-term debt	35,212	33,379
	425,532	432,586
Long-Term Liabilities
Long-term debt	867,667	879,675
Other	75,040	68,639
Deferred income taxes	478,190	491,052
	1,420,897	1,439,366
Shareholders’ Equity
Common shares	414,979	414,934
Contributed surplus	27,520	25,031
Retained earnings	1,976,423	1,875,067
Accumulated other comprehensive loss	(49,313)	(55,231)
	2,369,609	2,259,801
Total Liabilities and Shareholders’ Equity	$4,216,038	$4,131,753

IPSCO Inc.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)
(thousands of United States Dollars)

1.                 These unaudited consolidated financial statements have been prepared on a basis consistent with those used in the preparation of the statements and notes thereto filed with the Securities and Exchange Commission in the Company’s 2006 Annual Report on Form 10-K. In the opinion of the Company, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. These interim results are not necessarily indicative of expected results for the year.

The Company files tax returns for Canadian federal and provincial jurisdictions and U.S. federal and state jurisdictions. The Canada Revenue Agency has completed examinations of the Canadian tax returns up to and including the taxation year ended December 31, 2002. They will begin an examination of the Canadian tax returns for the periods ending December 31, 2003, 2004, and 2005 beginning in the second quarter of 2007 and expected to be completed by the end of 2008. The Internal Revenue Service in the United States has completed examinations for the taxation year ending December 31, 1999. The U.S. federal tax returns are closed through December 31, 2002 due to the lapsing of the statute of limitations except for certain net operating losses that were utilized after this date.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In the Balance Sheet, the Company has an $11 million liability recorded for unrecognized tax benefits at January 1, 2007, including interest and penalties of $2 million. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of tax expense. The total amount of unrecognized tax benefits which, if recognized, would affect tax expense is $11 million. However, the Company does not anticipate that the total amount of unrecognized tax benefit will materially change within the next 12 months. The Company did not record any adjustment to its January 1, 2007 opening retained earnings balance as a result of the adoption of FASB Interpretation No. 48.

2.                 Inventories

	Mar 31 2007	Dec 31 2006
Finished goods	$324,608	$340,816
Work-in-process	263,504	344,330
Raw materials	115,136	103,544
Supplies	111,909	107,787
	$815,157	$896,477

3.                 Pensions

Pension cost attributable to the Company’s pension plans is as follows:

	For the Three Months Ended
	Mar 31 2007	Mar 31 2006
Defined benefit plans
Service cost	$2,158	$2,059
Interest cost	3,267	3,166
Expected return on plan assets	(3,568)	(3,201)
Amortization of gains, losses and past service costs	1,246	1,552
	3,103	3,576
Defined contribution plans	1,847	1,650
	$4,950	$5,226

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

	For the Three Months Ended
	Mar 31 2007	Mar 31 2006
Numerator for basic and diluted earnings per share	$109,443	$150,701
Common shares outstanding—March 31	47,215,092	48,073,019
Non-vested restricted shares	(163,884)	(210,003)
Weighted average impact of shares issued	(833)	(9,610)
Denominator for basic earnings per share	47,050,375	47,853,406
Adjustment for share options	81,907	97,884
Adjustment for deferred share units	123,298	116,569
Adjustment for restricted shares	93,161	129,607
Adjustment for performance units	229,204	152,931
Denominator for diluted earnings per share	47,577,945	48,350,397

The Company issued 1,500 and 21,400 common shares in the quarters ended March 31, 2007 and 2006, respectively, as a result of option exercises.

5.                 Stock Based Compensation

The Company has an incentive share plan under which common shares are reserved for directors, officers and employees. As of March 31, 2007 and March 31, 2006, shares available for future grants are 599,149 and 728,364, respectively. The restricted shares and performance units vest at the end of three years based on continued employment and achievement of certain Company performance objectives. Restricted shares are entitled to dividends declared on common shares during the vesting period and, upon vesting, performance units are entitled to an amount equal to dividends declared during the vesting period. The fair value of the grants is being amortized to compensation expense over the vesting period. For the quarters ended March 31, 2007 and March 31, 2006 compensation expense of $5,838 and $8,936 has been recorded, respectively.

6.                 Income Taxes

During the quarter ended March 31, 2007, the Company calculated its estimated annual effective income tax rate to be 33.5% compared to the prior year rate of 35.8%. The decrease is due to the benefit that is expected to be received from tax planning strategies implemented at the time of the acquisition of NS Group on December 1, 2006. The 33.5% rate for the quarter ended March 31, 2007 as compared to the 39% effective rate for the quarter ended March 31, 2006 reflects the fact that the Company now estimates that all of its unremitted earnings from the U.S. operations would be permanently reinvested and the Company is no longer required to record a liability for withholding tax payments on repatriation of the funds. In addition, the first quarter 2006 tax rate reflected an expense for the impact of rate changes on the opening deferred tax balances as a result of increases in the effective tax rate of the U.S. operations. Finally, the deduction for the manufacturing and processing activities in the U.S. increased from 3% to 6% resulting in a lower tax rate for the first quarter of 2007 as compared to the first quarter of 2006.

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

	For the Three Months Ended
	Mar 31 2007	Mar 31 2006
Sales
Canada	$297,793	$340,833
United States	733,893	562,063
	$1,031,686	$902,896

	Mar 31 2007	Dec 31 2006
Capital assets and goodwill
Canada	$232,420	$217,309
United States	1,707,699	1,694,518
	$1,940,119	$1,911,827

	For the Three Months Ended
	Mar 31 2007	Mar 31 2006
Sales information by product group is as follows:
Steel mill products	$499,465	$504,213
Tubular products	532,221	398,683
	$1,031,686	$902,896

Tubular product sales volume in the first and second quarters can be negatively impacted by weather conditions in Western Canada.

8.                 Business Combination

On December 1, 2006, the Company acquired 100% of the common shares of NS Group, Inc. a manufacturer of seamless and welded oilfield tubular goods, for $66 per share in cash. The total value of the transaction including acquisition costs, and net of cash acquired of approximately $66,000, was $1,428,029. NS Group is now a wholly-owned subsidiary and the results of NS Group’s operations have been included in the consolidated financial statements since the December 1, 2006 acquisition date.

During the quarter ending March 31, 2007, the Company continued to refine the purchase price asset allocation resulting in a $6.8 million reduction of capital assets, $2.8 million increase of customer relationships, $2.2 million decrease of long-term deferred tax liability and $1.8 million increase in goodwill. In addition, a working capital adjustment related to the purchase of Ultra Premium Oilfield Services by NS Group, Inc. was recorded resulting in additional goodwill of $2.3 million.

The following pro forma consolidated results of operations assume the acquisition of NS Group was completed as of the beginning of the period being reported on. Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of the period presented, or of results which may occur in the future.

For the Three Months Ended
Mar 31 2006
Sales	$1,093,354
Net income	$134,628
Earnings per common share
Basic	$2.81
Diluted	$2.78

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

We refer you to the sections captioned “Statement Regarding Forward-Looking Information” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, incorporated herein by reference, for a more detailed discussion of some of the many factors, variables, risks, and uncertainties that could cause actual results to differ materially from those we may have expected or anticipated. We caution that any forward-looking statement reflects only our reasonable belief at the time the statement is made. The Company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects as may be detailed in our other filings made from time to time with the Securities and Exchange Commission.

General

The following discussion and analysis presents factors which affected the Company’s consolidated results of operations for the three-month periods ended March 31, 2007 and March 31, 2006, and the Company’s consolidated financial position at March 31, 2007. We continue to operate and report our business as a single business segment. The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-Q and in the Company’s Form 10-K for the year-ended December 31, 2006. As used in this report, IPSCO Inc. and its subsidiaries, unless otherwise specified, are collectively referred to as “IPSCO” or the “Company”, and unless the context otherwise requires, the terms “we”, “us”, “our” and similar references refer to the Company.

Recent Developments

Pending Arrangement

On May 3, 2007, the Company, SSAB Svenskt Stål AB, a corporation existing under the laws of Sweden (“SSAB”) and SSAB Canada Inc., a wholly owned subsidiary of SSAB and a corporation existing under the laws of Canada (“Acquisition Sub”), entered into an Arrangement Agreement (the “Arrangement Agreement”). The Arrangement Agreement provides that, upon the terms and subject to the conditions set forth in the Arrangement Agreement, Acquisition Sub will acquire all of the outstanding common shares of IPSCO for cash at a price per share of $160.00 (the “Purchase Price”), to be implemented by way of a court-approved plan of arrangement (the “Arrangement”).

At the effective time of the Arrangement, we will become a wholly owned subsidiary of SSAB and each common share of IPSCO (other than shares held by (i) any shareholders who properly exercise dissent rights under Canadian law or (ii) SSAB, Acquisition Sub or any of their affiliates) will be transferred to Acquisition Sub in consideration for the Purchase Price.

Consummation of the Arrangement is subject to customary conditions, including IPSCO shareholder approval, court approval, expiration or termination of the applicable Hart-Scott-Rodino waiting period and similar antitrust laws in Canada, and receipt of certain other regulatory approvals, including under the Investment Canada Act.

The Arrangement Agreement contains certain termination rights for both IPSCO and SSAB, and further provides that, upon termination of the Arrangement Agreement under specified circumstances, we may be required to pay SSAB a termination fee of 3.0% of the aggregate Purchase Price. The Arrangement Agreement additionally provides that upon termination of the Arrangement Agreement under specified circumstances, we may be required to reimburse SSAB for expenses incurred by SSAB in connection with the transactions contemplated by the Arrangement Agreement in an amount not to exceed $10 million.

Overview: First Quarter Operating Results 2007 vs. 2006

First quarter 2007 sales were a record $1,031.7 million, $128.8 million or 14.3% higher than the $902.9 million reported in the first quarter of 2006. Steel mill product revenue of $499.5 million decreased $4.7 million from the first quarter 2006. The decrease in steel mill product sales were primarily due to inventory reduction efforts by service centers and a scheduled maintenance outage at our Mobile steelmaking facility. Tubular product sales of $532.2 million increased $133.5 million or 33.5% from the same quarter last year. The increase resulted from the combination of the addition of shipments related to the NS Group, Inc. (“NSG”) acquisition and an increase in large diameter shipments.

For the quarter, we shipped a record 1,073,000 tons of finished products, up 68,000 tons or 6.7% from the 1,005,000 tons reported last year. Steel mill product shipments in the first quarter of 649,000 tons were 9,000 tons or 1.4% lower than the prior year. Tubular products had record shipments in the first quarter of 424,000 tons, 77,000 tons or 22.3% higher than 347,000 tons in last year’s first quarter. Energy tubular shipments of 272,000 tons, and large diameter pipe shipments of 89,000 tons were 63,000 and 10,000 tons greater than the same period last year, respectively.

Plate and coil tons produced in the first quarter of 2007 of 830,000 tons were 66,000 tons less than the prior year. The Mobile maintenance shutdown was the primary reason for the decrease.

Gross income for the quarter was $228.2 million a decline of $51.3 million from the first quarter of last year. The lower gross income is the result of the amortization of the remaining $24 million fair value increment allocated to NSG inventory, higher scrap costs, expenses related to the Mobile maintenance outage, and higher tubular product costs.

The average per ton cost of scrap consumed in the first quarter of 2007 increased 8% from the first quarter of 2006. Aggregate conversion costs for the three steelworks were 4% higher than the same period last year due to increases in scrap, alloys, energy and maintenance costs. We supply the majority of steel input needed to make tubular product and any additional coil needed for tubular production is purchased externally. The increase in the cost of steel produced, as well as the increase in the cost of purchased coil, has driven average tubular costs higher year over year. The average cost per ton of all product sold increased to $749 per ton, $129 per ton higher than the same quarter last year, of which $29 per ton relates to the inventory and capital asset fair value amortization. Increases in scrap, steel mill product conversion costs, increases in the costs of purchased coil, and a higher cost sales mix due to increased large diameter pipe sales and the inclusion of seamless product costs in the first quarter of 2007 were other factors which contributed to the average product cost increase.

Selling, general and administrative expenses were $48.7 million during the first quarter of 2007, as compared to $32.4 million during the same period in 2006, an increase of $16.3 million. Amortization of intangibles related to the NSG acquisition were $14.4 million. Excluding the amortization of intangibles, expenses increased $1.9 million, or 6% over first quarter 2006. Expense due to share price appreciation was $7.4 million in the first quarter 2007 compared to $4.7 million in first quarter 2006. Selling, general and administrative expenses , including the amortization of intangibles related to NSG are 5% of sales. Exclusive of this amortization, SG&A represented 3% of sales compared to 4% in 2006.

Operating income per ton in the first quarter was $167 per ton compared to $246 per ton in the prior period as amortization expense of the fair value increment relating to the tangible and intangible assets acquired in the NSG acquisition reduced operating profit by $36 per ton, increased cost of scrap was $23 per ton, and costs related to the Mobile maintenance outage were $9 per ton.

Interest expense on long-term debt was $16.1 million, compared to $5.8 million in the first quarter of 2006. This increase in the first quarter 2007 as compared to first quarter 2006 is primarily the result of long-term financing related to the acquisition of NSG. Interest income declined to $1.9 million from $7.0 million in the prior period reflecting the significant use of cash balances in December of 2006 for the NSG acquisition.

Changes in the Canadian to U.S. dollar exchange rates can impact reported earnings. The first quarter 2007 foreign exchange loss was $0.9 million compared to a loss in 2006 of $1.3 million.

The effective tax rate was 33.5% compared to 39% recorded in the first quarter of 2006. In the first quarter of 2006, we had recorded a tax liability for the portion of our earnings in the U.S. that were not expected to be permanently reinvested in order to reflect the future withholding tax payments on repatriation of the funds. In the first quarter of 2007, we have estimated that all of our un-remitted earnings from the U.S. operations will be permanently reinvested. The first quarter 2006 tax rate reflected an additional liability for the impact of effective tax rate changes on deferred tax balances as the result of increases in the effective tax rate of the U.S. operations. The Company has adopted tax planning strategies in conjunction with the NSG acquisition which reduce the effective tax rate by approximately 2%. Finally, the deduction rate for the manufacturing and processing activities in the U.S. increased from 3% to 6% resulting in a lower tax rate for the first quarter of 2007 as compared to the first quarter 2006.

Net income for the first quarter of 2007 was $109.4 million or $2.30 per diluted share compared to $150.7 million or $3.12 per diluted share during first quarter of 2006. The decrease in net income during 2007 was due to factors described above. The denominator used in the earnings per share calculation was 47.6 million shares in the first quarter of 2007 compared to 48.3 million shares in the first quarter of 2006.

Outlook

Solid end user demand for our steel mill products is continuing while service centers returned to a buying mode late in the first quarter. IPSCO’s steel mill capacity is fully committed through the second quarter and we have no scheduled outages in the second quarter. The pricing environment has improved on plate and wide coil however higher scrap costs will impact margins.

We expect high oil and gas prices to continue to drive high U.S. rig counts. However, due to spring break up, we expect second quarter OCTG sales volumes in Canada will be seasonally weaker than the first quarter with improvement in the last half of the year. In addition, our spiral pipe facilities are now booked at full capacity through May 2009.

Excluding foreign exchange gains or losses and share price volatility, and assuming an effective tax rate of 33.5%, we forecast second quarter earnings to be in the range of $2.60 to $2.80 per diluted share.

Financial Position and Liquidity

Cash at March 31, 2007 was $263.3 million, an increase of $228.9 million in the quarter. Net cash generated by operating activities for the three months ended March 31, 2007 was $349.2 million compared to $120.1 million generated by operating activities for the same period in 2006. This increase was primarily due to decreases in inventory of $84.1 million and accounts receivable of $47.1 million and an increase in taxes payable of $62.8 million.

Capital expenditures in the first quarter of 2007 were $55.2 million, compared with $30.6 million in the same period in 2006. Capital expenditures are anticipated to total approximately $300 million in 2007. Some of the major expenditures in the quarter are related to the spiral mill line being installed at our Regina facility, Blytheville Heat Treat Facility, Montpelier Vacuum Degasser and the Mobile Reheat and Rolling Mill upgrades.

In February 2007, IPSCO’s Board of Directors approved a quarterly cash dividend on the Company’s common shares of CDN $0.20 per share, paid on March 30, 2007 to stockholders of record on March 15, 2007.

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

Commodity Price Risk

IPSCO manages a portion of our exposure to price risk related to natural gas purchases by using derivative financial instruments. Changes in the market value of these derivative instruments have a high correlation to changes in the spot price of natural gas. Gains and losses from the use of these instruments are deferred in accumulated other comprehensive income on the consolidated balance sheets and recognized into production costs in the same period as the underlying transaction. At March 31, 2007, accumulated other comprehensive income/loss includes $0.8 million in unrealized net-of-tax losses for the fair value of these instruments. A sensitivity analysis indicates that the reduction in the fair value of these instruments at March 31, 2007, due to hypothetical declines of 10% and 25% in market prices of natural gas at that time would be $2.7 million and $6.7 million, respectively (March 31, 2006 - $4.2 million and $10.5 million, respectively). Any resulting changes in fair value would be recorded as adjustments to other comprehensive income, net of tax. Because these instruments are hedges, these hypothetical losses would be offset by the benefit of lower prices paid for the natural gas used in the normal production cycle.

Interest Rate Risk

Our outstanding debt is a combination of both fixed rate debt and variable rate debt. The variable rate portion of long-term debt is $597 million out of a total of $903 million. An increase of 1% in short term rates would decrease pretax income by $5.97 million or alternatively a decrease of 1% in interest rates would increase pretax income by $5.97 million. Our investment practice is to invest in highly liquid money market funds or securities with short remaining maturities. As a result, changes in interest rates are not expected to have a significant impact on the value of these investments. As such, future changes in interest rates will not have any impact on the value of cash equivalent investments however; changes in interest rates will impact interest expense due to variable rate debt within our debt structure. We have not engaged in interest swaps to manage interest rate exposure.

Foreign Currency Risk

IPSCO is subject to the impact of changes in exchange rates on revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities (including certain inter-company balances), particularly changes in the value of the U.S. dollar versus the Canadian dollar. At March 31, 2007, there were no foreign exchange contracts outstanding.

Item 4.                        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based on such evaluation, IPSCO’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2007, and that there have been no significant changes in such controls and procedures, or in other factors, that could significantly affect these controls subsequent to their evaluation date.

Changes in Internal Control

During the quarter ended March 31, 2007, the Company has developed and implemented internal controls relating to the new reporting standards under FASB Interpretation No. 48.

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings.

There have been no material changes in legal proceedings since the issuance of the Company’s Form 10-K.

Item 1A.                Risk Factors.

There have been no material changes in the risk factors provided in Item 1A of Part 1 of the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                        Defaults Upon Senior Securities.

None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

Item 5.                        Other Information.

None.

Item 6.                        Exhibits.

2.2

Arrangement Agreement dated as of May 3, 2007 among IPSCO Inc., SSAB Svenskt Stål AB and SSAB Canada Inc. incorporated by reference to Exhibit 2.1 to Form 8-K filed May 3, 2007 (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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

IPSCO Inc. (Registrant)
	By:	/s/ DAVID S. SUTHERLAND
Date: May 4, 2007		David S. Sutherland
President and Chief Executive Officer
	By:	/s/ VICKI L. AVRIL
Date: May 4, 2007		Vicki L. Avril
Senior Vice President and Chief Financial Officer